Form 10-K
period 1996-12-31
METROPOLIS REALTY TRUST INC
filed 1997-03-31
CIK 1028198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                      ------------------------------------


                                    FORM 10-K

[X]                      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                          For the Fiscal Year Ended December 31, 1996
                                Commission File Number 0-21849

                                              OR

[  ]                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                        For the Transition Period from ______ to ______

                             ------------------------------------


                                 METROPOLIS REALTY TRUST, INC.
                    (Exact name of Registrant as specified in its charter)

              MARYLAND                                            13-3910684
   (State or other jurisdiction of                               (IRS Employer
   incorporation or organization)                            Identification No.)

                                885 Third Avenue
                                   12th Floor
                            New York, New York 10022
          (Address of principal executive offices, including zip code)

                                 (212) 593-5400
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class
                                 --------------


            Class A Common Stock, par value $10.00 per share
            Class B Common Stock, par value $10.00 per share
            Class C Common Stock, par value $10.00 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes [ ]         No [x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The Common Stock is not listed on any exchange, the Company does not intend to list the Common Stock on any exchange in the near term, there is not currently a public market for the Common Stock and there can be no assurance that an active trading market for the Common Stock will develop or be sustained.

As of March 28, 1997, there were 12,963,046 shares of the Registrant's Common Stock issued and outstanding.


                                       DOCUMENTS INCORPORATED BY REFERENCE:

                    The Exhibits to the Company Registration Statement on Form
                10, as amended, are hereby incorporated by reference in Item 14 of this Annual Report on Form 10-K.

                                                 TABLE OF CONTENTS



PART I
         ITEM 1.    BUSINESS....................................................................................  4
         ITEM 2.    PROPERTIES..................................................................................  8
         ITEM 3.    LEGAL PROCEEDINGS........................................................................... 17
         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................... 17

PART II
         ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                    STOCKHOLDER MATTERS......................................................................... 18
         ITEM 6.    SELECTED FINANCIAL DATA..................................................................... 18
         ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS......................................................... 21
         ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA................................................. 25
         ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE......................................................... 45

PART III
         ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......................................... 46
         ITEM 11.   EXECUTIVE COMPENSATION...................................................................... 49
         ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                    MANAGEMENT.................................................................................. 49
         ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.............................................. 52
         ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                    FORM 8-K.................................................................................... 54



               ---------------------------------------------------



             CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE SECURITIES LITIGATION REFORM ACT OF 1995

         WHEN USED IN THIS ANNUAL REPORT ON FORM 10-K, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "BUSINESS -QUALIFICATION AS A REIT". READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF OR THEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. THE COMPANY'S ACTUAL RESULTS OR OUTCOMES MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED.

                                                      PART I

ITEM 1.           BUSINESS

                  Overview

                  Metropolis Realty Trust, Inc., a Maryland corporation (the "Company"), is a real estate investment trust (a "REIT"). The Company was formed on May 13, 1996 to facilitate the consummation of the Second Amended Joint Plan of Reorganization of 237 Park Avenue Associates, L.L.C. ("237 LLC") and 1290 Associates, L.L.C. ("1290 LLC" and, together with 237 LLC, the "Debtors"), dated September 20, 1996 (as amended, the "Plan"), and, thereby, acquire the interests of 237 LLC and 1290 LLC in the properties located in New York City at 237 Park Avenue (the "237 Property") and 1290 Avenue of the Americas (the "1290 Property," and together with the 237 Property, the "Properties"). The Debtors were two of the many companies, partnerships and joint ventures that collectively constituted the United States operations of the Olympia & York ("O&Y") group of companies. The transactions contemplated by the Plan were consummated on October 10, 1996 (the "Effective Date").

                  As depicted in the following chart, the Company owns a 95% partnership interest, as general partner, in 237/1290 Lower Tier Associates, L.P., a Delaware limited partnership (the "Lower Tier Limited Partnership") which owns a 99% partnership interest, as limited partner, in each of 237 Park Partners, L.P., a Delaware limited partnership (the "237 Property Owning Partnership") and 1290 Partners, L.P., a Delaware limited partnership (the "1290 Property Owning Partnership," and together with the 237 Property Owning Partnership, the "Property Owning Partnerships"). The Property Owning Partnerships own the Properties. The remaining 1% interest in each of the Property Owning Partnerships is owned by one of two wholly-owned subsidiaries of the Company (the "GP Corps"), as general partner. The remaining 5% interest in the Lower Tier Limited Partnership (the "LP Interest") is owned by a limited partnership (the "Upper Tier Limited Partnership") which is owned almost entirely by JMB/NYC Office Building Associates, L.P. ("JMB LP"), a former holder of equity interests in the Debtors, as limited partner. The 5% LP Interest is subordinated to the 95% partnership interest of the Company with respect to certain priority distributions from the Lower Tier Limited Partnership. The Upper Tier Limited Partnership, the Lower Tier Limited Partnership and the Property Owning Partnerships are hereinafter referred to, collectively, as the "Partnerships." Pursuant to the Plan, the Company also succeeded to certain other assets held by the Debtors, and certain affiliates of the Debtors, as further described under the caption titled "PROPERTIES -- Other Assets."

The following chart depicts the Company's indirect ownership of the Properties as described above.

                                                      [CHART]

                  Business

                  Since the Effective Date, the Company has held, through its interests in the Partnerships, the assets described below under "ITEM 2. -- PROPERTIES." The Company's principal business objective is to operate the Properties in a manner that will maximize the Properties' revenues and value and in turn maximize funds from operations and stockholder value. The Company may acquire additional properties in the future, although it has no present plans to do so. As further described under "MANAGEMENT OF THE COMPANY -- Asset Management Agreement" and " -- Management and Leasing Agreements," the Property Owning Partnerships have retained 970 Management, LLC (the "Asset Manager"), an affiliate of Victor Capital Group, L.P. ("VCG"), to serve as asset manager and Tishman Speyer Properties, L.P. (the "Property Manager/Leasing Agent"), to serve as property manager/leasing agent to manage the day-to-day operations of the Properties.

                  Competition

                  Numerous office building properties in New York City compete with the Properties in attracting tenants to lease space. Some of these competing properties are newer or better located than the Properties. The amount of space available in competitive commercial properties in the New York City area could have a material effect on the Property Owning Partnerships' ability to lease space in the Properties and on the rents charged. However, the 237 Property is currently 99% occupied, with leases representing less than 4% of the total rentable square feet expiring over the next four years and the 1290 Property is currently 95% occupied, with leases representing less than 12% of the total rentable square feet expiring over the next four years. See "Item 2 -- Properties."

                  Employees

                  The Company does not have any employees. The Property Owning Partnerships assumed the Debtors' labor agreements with respect to union employees employed at the Properties. The Property Manager/Leasing Agent has employed such union employees on behalf of the Property Owning Partnerships. The Property Manager/Leasing Agent offered employment to certain of the non-union employees of the Properties and will continue the Debtors' non-union employee policies relating to seniority, vacations and severance.

                  The Plan provided that pursuant to section 1129(a)(13) of the Bankruptcy Code, the Property Owning Partnerships or their successors and assigns will continue to pay all retiree benefits related to the Properties (within the meaning of section 1114 of the Bankruptcy Code), at the level established in accordance with subsection (e)(1)(B) or (g) of section 1114 of the Bankruptcy Code at any time prior to the Confirmation Date (as such term is defined in the Plan) for the duration of the period the Debtors obligated themselves to provide such benefits. The Company believes that there are no unfunded retiree benefits liabilities under the pension plans established pursuant to the labor agreements referred to above.

                  Qualification as a REIT

                  The Company will elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), commencing with its taxable year ending December 31, 1996. If the Company qualifies for taxation as a REIT, the Company (subject to certain exceptions) will not be subject to federal income taxation at the corporate level on income it distributes to stockholders so long as it distributes at least 95% of its REIT taxable income. For any year in which the Company does not meet the requirements for electing to be taxed as a REIT, it will be taxed as a corporation. Although the Company believes that it will operate in such a manner so as to qualify and remain so qualified, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances not entirely within the Company's control may affect its ability to qualify and to continue to qualify as a REIT. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the Federal income tax consequences of such qualification.

                  To obtain the favorable tax treatment accorded to a REIT under the Internal Revenue Code, the Company generally will be required each year to distribute to its stockholders at least 95% of its taxable income. The Company will be subject to income tax on any of its undistributed taxable income and net capital gain, and to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by it with respect to any calendar year are less than the sum of 85% of its ordinary income plus 95% of its capital gain net income for the calendar year, plus 100% of its undistributed income from prior years.

                  The Company intends to make distributions to its stockholders to comply with the distribution provisions of the Internal Revenue Code and to avoid Federal income taxes and the nondeductible 4% excise tax. A substantial portion of the Company's income will consist of the income of the Property Owning Partnerships and the Company's cash flow will consist primarily of distributions from the Property Owning Partnerships through the Lower Tier Limited Partnership.

                  Differences in timing between the receipt of income and the payment of expenses in arriving at taxable income of the Company, the Upper Tier Limited Partnership, the Lower Tier Limited Partnership or the Property Owning Partnerships, the effect of nondeductible capital expenditures, the creation of reserves or required debt amortization payments could require the Company to borrow funds on a short-term or long-term basis to meet the distribution requirements that are necessary to continue to qualify as a REIT. In such circumstances, the Company might need to borrow funds to avoid adverse tax consequences even if the Company's management believes that the then prevailing market conditions generally are not favorable for such borrowings or that such borrowings are not advisable in the absence of such tax considerations. There is no assurance that the Company will be able to continue to satisfy the annual distribution requirement so as to qualify as a REIT.

                  In order for the Company to qualify as a REIT under the Internal Revenue Code, not more than 50% in value of its outstanding stock may be owned, directly or indirectly, by five or fewer individuals (defined in the Internal Revenue Code to include certain entities) during the last half of a taxable year (other than the first year) (the "Five or Fewer Requirement"), and such shares of stock must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months (other than the first year) or during a proportionate part of a shorter taxable year. In order to protect the Company against the risk of losing its status as a REIT on account of a concentration of ownership among its stockholders, the Company's Amended and Restated Articles of Incorporation (the "Charter") subject to certain exceptions, provides that no Person (as defined in the Charter) may beneficially own, or be deemed to own by virtue of the attribution provisions of the Internal Revenue Code, more than 7.9% (the "Ownership Limit") of the aggregate value of the Company's shares of stock. The restrictions contained in the Charter, however, may not ensure that the Company will be able to satisfy the Five or Fewer Requirement in all cases. If the Company fails to satisfy such requirement, the Company's status as a REIT will terminate, and the Company will not be able to prevent such termination. If the Company were to fail to qualify as a REIT in any taxable year, the Company would be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates, and would not be allowed a deduction in computing its taxable income for amounts distributed to its stockholders. Moreover, unless entitled to relief under certain statutory provisions, the Company also would be ineligible for qualification as a REIT for the four taxable years following the year during which qualification was lost. Such disqualification would reduce the net earnings of the Company available for investment or distribution to its stockholders due to the additional tax liability of the Company for the years involved.

     Subject to certain exceptions, the Charter does not permit any person to acquire or own (either actually or constructively under the applicable attribution rules of the Code) more than the Ownership Limit. In addition, no holder may own or acquire (either actually or constructively under the applicable attribution rules of the Code) shares of any class of the Company's common stock, par value $10.00 per share (the "Common Stock"), if such ownership or acquisition (i) would cause more than 50% in value of the outstanding Common Stock to be owned by five or fewer individuals or (ii) would otherwise result in the Company failing to qualify as a REIT. The Charter provides that the foregoing ownership restrictions will not apply to persons designated by Apollo Real Estate Investment Fund, L.P. ("Apollo") provided that the aggregate percentage by which all individuals permitted, by designation, to exceed the Ownership Limit will not be greater than 10%.

                  Any attempted acquisition (actual or constructive) of Common Stock by a person who, as a result of such acquisition, would violate certain of the limitations set forth in the Charter will cause the Common Stock purportedly transferred to be automatically transferred to the trustee of a trust for the benefit of a charitable beneficiary and such shares will not be entitled to voting rights or rights to distributions and the transfer resulting in such violation may be deemed void ab initio. Violations of the ownership limitations may result in a repurchase by the Company of shares in excess of the Ownership Limit.

ITEM 2.           PROPERTIES

                  The 1290 Property

                  The 1290 Property Owning Partnership holds the fee title to the 1290 Property and all improvements thereon. The 1290 Property, completed in 1963, is a 43-story, first class commercial office building with approximately 1,964,000 rentable square feet of space. The building is centrally located in midtown Manhattan and is connected to the famed "Rockefeller Center" complex via an underground passageway.

                  The average occupancy rates for the 1290 Property for the years 1992 through 1996 were 97%, 98%, 94%, 78% and 90%, respectively.

                  As of December 31, 1996, the 1290 Property was approximately 95% leased and there were leases and license agreements with 37 tenants and 4 licensees covering approximately 1,865,000 rentable square feet of space. As of December 31, 1996, the annual average rent (including electricity and additional rent payable on account of operating expenses and real estate tax escalations) for office space leased in the building was approximately $39.70 per square foot. As of December 31, 1996, approximately 47,000 square feet of space was under lease to retail tenants, at an average annual rent (including electricity and additional rent payable on account of operating and real estate tax escalations) of approximately $68.35 per rentable square foot. As of December 31, 1996, approximately 99,000 rentable square feet of office and retail space was available for rent.

                  The building serves as the corporate headquarters of The Equitable Life Assurance Society of the United States ("Equitable"). In addition to Equitable, the building houses a variety of tenants, including law firms, financial institutions and entertainment companies.

                  The following table summarizes certain information regarding the largest leases at the 1290 Property as of December 31, 1996:



-----------------------------------------------------------------------------------------------------------------------------------
                                                                             Annual Base
                                                              Leased            Rent            Gross Rent         Date(s) of
                                                              square          per square        per square            Lease
Tenant                              Nature of Business      footage(1)      foot leased(2)    foot leased(3)       Expiration
-----------------------------------------------------------------------------------------------------------------------------------
Equitable(4)                       Insurance/Financial
                                   Services                513,054              $36.25(5)           $36.47(5)       12/31/11
-----------------------------------------------------------------------------------------------------------------------------------
Warner Communications, Inc.        Entertainment           268,577              $37.32(6)           $39.58(6)       6/30/12(7)
-----------------------------------------------------------------------------------------------------------------------------------
The Bank of New York               Financial Services      169,011              $35.65(8)           $36.59(8)       12/31/10(9)
-----------------------------------------------------------------------------------------------------------------------------------
EMI Entertainment World, Inc.      Entertainment           144,981              $37.09(10)          $37.50(10)      9/30/02
-----------------------------------------------------------------------------------------------------------------------------------
Other Office and Retail
Tenants(11)                        Various                 859,585              $39.04              $43.36          1997-2005
-----------------------------------------------------------------------------------------------------------------------------------


(1) Leased square footage does not include approximately 14,400 square feet of storage space.

(2) Annual Base Rent means the amount contractually due (excluding adjustments related to recoveries from tenants for common area maintenance charges, taxes, utilities or other items and rent concessions) for the calendar month ending December 31, 1996, annualized. The Company believes that base rent is a conservative and appropriate measure for comparative purposes of commercial real estate rental revenue from office building properties that do not generate percentage rents based on sales.

(3) Gross Rent means Annual Base Rent plus recoveries from tenants for common area maintenance charges, taxes, utilities and other items. Information necessary to compute effective rent, including rent concessions, leasing commissions and tenant improvements is not available with respect to leases entered into prior to the date the Properties were acquired by the Property Owning Partnerships.

(4) The lease agreement with Equitable provides for the delivery of space to Equitable in three separate blocks; Block A, comprising 287,664 rentable square feet, Block B, comprising 135,528 rentable square feet and Block C, comprising 79,288 rentable square feet. Equitable is currently in possession of the space designated as Blocks A and B, and is entitled to a free rent period through June 1997 with respect to Block A and through October 1997 with respect to Block B. The space designated as Block C is currently occupied by another tenant and such space will be delivered to Equitable on March 1, 1999. Equitable is entitled to a free rent period through December 1999 with respect to Block C. In addition to free rent, Equitable is entitled to a credit against rent of up to approximately $1,625,000 for all three blocks as reimbursement for the cost of certain tenant improvements made by and paid for by Equitable.

(5) Does not include 10,574 square feet leased in the basement at an Annual Base Rent of $20 per square foot and a Gross Rent of $20.75 per square foot.

(6) The lease agreements with Warner Communications, Inc. ("Warner") provide that, with respect to 133,011 rentable square feet of space, Warner will not be required to pay rent until July 1, 1997. A block of space constituting 24,380 rentable square feet is not scheduled to be delivered to Warner until June 30, 1998, following which Warner is entitled to a free rent period of approximately 14 1/2 months with respect to such space. Does not include 6,422 square feet of space leased in the basement at an Annual Base Rent of $18.50 per square foot and a Gross Rent of $20.80 per square foot.

(7) Leases with Warner expire May 31, 1999 (with respect to 76,708 square feet); February 28, 2000 (with respect to 28,056 square feet and 6,422 square feet in the basement); and June 30, 2012 (with respect to 157,391 square feet).

(8) Does not include 11,633 square feet of space leased in the basement at an Annual Base Rent and a Gross Rent of $40.00 per square foot.

(9) The Bank of New York lease expires May 31, 1998 (with respect to 24,380 square feet); April 30, 2003 (with respect to 31,463 square feet and 11,633 square feet in the basement); and December 31, 2010 (with respect to 100,159 square feet). The Bank of New York lease provides that the Bank of New York has the option to terminate its lease with respect to 100,159 square feet on the third floor of the 1290 Property effective as of December 31, 2006 by giving the 1290 Property Owning Partnership notice on December 31, 2005 and by paying a fee of $1,000,000.

(10) Does not include (i) 923 square feet of space leased in the basement at an Annual Base Rent of $17.32 per square foot and a Gross Rent of $18.32 per square foot and (ii) an additional 1,533 square feet of space leased in the basement at an Annual Base Rent of $32.50 per square foot and a Gross Rent of $35.37 per square foot.

(11) Other Office and Retail Tenants includes 79,288 square feet of office space currently occupied by a tenant that is to be delivered to Equitable on March 1, 1999, as disclosed in footnote (4). Other Office and Retail Tenants also includes 24,380 square feet of office space currently occupied by a tenant that is to be delivered to Warner on June 30, 1998, as disclosed in footnote (6).

                  A major capital project at the 1290 Property which included a renovation of the building's lobby was substantially completed in December 1996. The total budget for the project was $7,700,000 with approximately $900,000 remaining to be paid as of December 31, 1996. Anticipated expenditures for other capital projects for the 1290 Property in 1997 are approximately $2,746,000 and relate primarily to: (i) the commencement of an elevator modernization program;
(ii) conversion of a refrigeration machine (in accordance with the 1992 Clean Air Act); (iii) the replacement of the main roof and the repair of certain roof setbacks; and (iv) removal of asbestos in several mechanical rooms. Capital expenditures in future years are estimated to be $1,000,000 per annum, and relate primarily to the continuation of the elevator modernization program.

                  An environmental report prepared for the Properties indicates that the 1290 Property contains asbestos or asbestos containing materials in several mechanical rooms and certain other locations. The total cost of removing the asbestos in accordance with the operations and maintenance plan for the 1290 Property is estimated to be approximately $2,000,000 and the removal is anticipated to occur over a two-year period.

                  The following table shows anticipated lease expirations on an aggregate basis for the period for each calendar year from 1997 through and including 2006. Such chart assumes that there are no early terminations of leases and that leases expire without extension by existing tenants pursuant to lease options.



-------------------------------------------------------------------------------------------------------------------------
                                                                                                  Percentage of Total
                                                                                                  1290 Property Owning
                                                Rentable Square          Annual Base Rent       Partnership Annual Base
   Year of Lease           Number of            Feet Subject to           Represented by            Rent Represented
    Expiration          Leases Expiring         Expiring Leases          Expiring Leases           by Expiring Leases
   ------------         ---------------         ---------------         -----------------         -------------------
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
       1997                    5                        80,190                 $2,493,588                   4.62%
-------------------------------------------------------------------------------------------------------------------------
       1998                    3                        34,355                 $1,218,626                   1.89%
-------------------------------------------------------------------------------------------------------------------------
       1999                    3                        80,562                 $2,908,093                   4.77%
-------------------------------------------------------------------------------------------------------------------------
       2000                    2                        35,596                 $1,353,180                   2.19%
-------------------------------------------------------------------------------------------------------------------------
       2001                    2                        98,501                 $4,207,620                   6.91%
-------------------------------------------------------------------------------------------------------------------------
       2002                    3                       221,334                 $9,171,696                  16.37%
-------------------------------------------------------------------------------------------------------------------------
       2003                    3                        48,440                $   878,487                   1.80%
-------------------------------------------------------------------------------------------------------------------------
       2004                    3                       163,190                 $7,861,872                  18.07%
-------------------------------------------------------------------------------------------------------------------------
       2005                    5                        16,218                $   922,548                   2.25%
-------------------------------------------------------------------------------------------------------------------------
       2006                    2                        91,042                 $3,811,656                   9.71%
-------------------------------------------------------------------------------------------------------------------------


                  Annual real estate taxes assessed against the 1290 Property for the fiscal years ended June 30, 1997, 1996 and 1995 were $17,300,250, $19,023,178 and $19,094,400, respectively, which amounts were calculated on assessed values of approximately $168,750,000, $189,000,000 and $180,000,000, respectively.
See -- "Tax Certiorari Proceedings and Tenant Reimbursement Claims."

                  The 237 Property

                  The 237 Property Owning Partnership holds the fee title to the 237 Property and all improvements thereon. The 237 Property is a 21-story, first class commercial office building with approximately 1,141,000 rentable square feet of space. The building was completed in 1981 as a comprehensive renovation of an existing structure and now features an interior layout of an open full atrium. The building, centrally located in midtown Manhattan, is situated off of one of New York City's prestigious thoroughfares and is within close proximity to Grand Central Station, a transportation hub.

                  The average occupancy rates for the 237 Property for years 1992 through 1996 were 98%, 98%, 98%, 98% and 98%, respectively.

                  As of December 31, 1996, the 237 Property was approximately 99% leased and there were leases and license agreements with 16 tenants and 3 licensees covering approximately 1,126,000 rentable square feet of space. As of December 31, 1996, the annual average rent (including electricity and additional rent on this space payable on account of operating expenses and real estate tax escalations) for office space leased in the building was approximately $43.40 per square foot. As of December 31, 1996, approximately 19,000 square feet of space was under lease to retail tenants, at an average annual rent (including electricity and additional rent on this space payable on account of operating expenses and real estate tax escalations) of approximately $59.50 per rentable square foot. As of December 31, 1996, approximately 15,000 rentable square feet of office and retail space was available for rent.

                  The following table summarizes certain information regarding the largest leases at the 237 Property as of December 31, 1996:


----------------------------------------------------------------------------------------------------------------------------
                                                                          Annual Base           Gross
                                                                           Rent per           Rent per          Year of
                                                      Leased Square       square foot        square foot         Lease
          Tenant              Nature of Business       Footage(1)          leased(2)          leased(3)        Expiration

----------------------------------------------------------------------------------------------------------------------------
J. Walter Thompson           Advertising                    456,132            $22.39              $32.07       8/31/06
Company(4)

----------------------------------------------------------------------------------------------------------------------------
Swiss Reinsurance
Company, U.S. Branch
(and certain of its          Insurance/Financial
affiliates)                  Services                       279,906            $36.09              $57.74       8/31/01

----------------------------------------------------------------------------------------------------------------------------
E.M. Warburg, Pincus &
Co., Inc.                    Financial Services             148,197            $48.57(5)           $54.99       10/31/09

----------------------------------------------------------------------------------------------------------------------------
Champion International       Pulp and Paper
Corporation                  Industry                       110,800            $39.20              $44.80       9/30/11

----------------------------------------------------------------------------------------------------------------------------
Other Office and Retail
Tenants                      Various                        130,000            $39.27              $39.39      1998-2004
----------------------------------------------------------------------------------------------------------------------------


(1) Leased square footage does not include approximately 1,000 square feet of storage space.

(2) Annual Base Rent means the amount contractually due (excluding adjustments related to recoveries from tenants for common area maintenance charges, taxes, utilities or other items and rent concessions) for the calendar month ending December 31, 1996, annualized. The Company believes that base rent is a conservative and appropriate measure for comparative purposes of commercial real estate rental revenue from office building properties that do not generate percentage rents based on sales.

(3) Gross Rent means Annual Base Rent plus recoveries from tenants for common area maintenance charges, taxes, utilities and other items. Information necessary to compute effective rent, including rent concessions, leasing commissions and tenant improvements is not available with respect to leases entered into prior to the date the Properties were acquired by the Property Owning Partnerships.

(4) J. Walter Thompson Company ("JWT") has the option to terminate its lease on September 30, 2000 with respect to up to 110,607 rentable square feet of space on the 8th Floor and the 9th Floor if JWT's subtenant exercises its option to terminate its sublease. JWT must provide notice to the 237 Property Owning Partnership with respect to such termination at least one year in advance of such date.

(5) The lease agreement with E.M. Warburg, Pincus & Co. ("Warburg Pincus") provides that with respect to 56,243 rentable square feet Warburg Pincus will not be required to pay rent until May 1, 1997. Fixed rent shall be abated in full with respect to the 77,238 square foot space for the months of September and October in each of 1997, 1998 and 1999.

                  Anticipated expenditures for capital projects for the 237 Property in 1997 are approximately $1,000,000 and relate primarily to facade and roof repairs, as well as an upgrade of the condenser water system. Capital expenditures in future years are estimated to be $225,000 per annum.

                  The following table sets forth anticipated lease expirations on an aggregate basis for each calendar year from 1997 through and including 2006. This chart assumes that there are no early terminations of leases and that leases expire without extension by existing tenants pursuant to lease options.


-------------------------------------------------------------------------------------------------------------------------
                                                                                                  Percentage of Total
                                                                                                  237 Property Owning
                                                Rentable Square         Annual Base Rent          Partnership Annual
                           Number of             Feet Subject              Represented           Base Rent Represented
   Year of Lease        Leases/Licenses           to Expiring              by Expiring                by Expiring
    Expiration             Expiring             Leases/Licenses          Leases/Licenses            Leases/Licenses
-------------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
       1997                    1                         10,000               $    350,000                  .97%
-------------------------------------------------------------------------------------------------------------------------
       1998                    1                            900               $     36,000                  .10%
-------------------------------------------------------------------------------------------------------------------------
       1999                    2                         28,452                $ 1,147,560                 3.00%
-------------------------------------------------------------------------------------------------------------------------
       2000                    1                          3,450               $    196,656                  .58%
-------------------------------------------------------------------------------------------------------------------------
       2001                    3                        282,546                $10,159,128                32.79%
-------------------------------------------------------------------------------------------------------------------------
       2002                    -                              -                 -                              -
-------------------------------------------------------------------------------------------------------------------------
       2003                    2                         21,641               $    873,420                 3.53%
-------------------------------------------------------------------------------------------------------------------------
       2004                    2                          9,693               $    350,352                 1.46%
-------------------------------------------------------------------------------------------------------------------------
       2005                    -                              -                          -                     -
-------------------------------------------------------------------------------------------------------------------------
       2006                    1                        456,132                $10,898,364                53.13%
-------------------------------------------------------------------------------------------------------------------------

                  Annual real estate taxes assessed against the 237 Property for the fiscal years ended June 30, 1997, 1996 and 1995 were $9,835,307, $9,511,807 and $8,900,056, respectively, which amounts were calculated on assessed values of approximately $110,250,000, $108,450,000 and $102,000,000, respectively.
See -- "Tax Certiorari Proceedings and Tenant Reimbursement Claims."

                  Other Assets

                  Tenant Notes Receivable

                  An affiliate of O&Y was the holder of a note (the "Robinson Silverman Note") issued by Robinson Silverman Pearce & Aronsohn ("Robinson Silverman") dated April 1, 1989 in the face amount of $6,500,000 and a maturity date of September 1, 1999, which note was executed in connection with Robinson Silverman's lease at the 1290 Property. The Robinson Silverman Note was assigned to the 1290 Property Owning Partnership on the Effective Date. In 1991 and 1992, Robinson Silverman claimed certain concessions regarding the payment terms of such note. Although 1290 LLC was unable to locate any records evidencing an agreement to such concessions, Robinson Silverman has made payments reflecting such concessions and such payments were not rejected by 1290 LLC and have not been rejected by the Property Owning Partnerships. Without the Company expressing any opinion with regard thereto, if such concessions were granted, the Robinson Silverman note would have an outstanding principal balance as of December 31, 1996 of $4,976,173, would bear interest at 7.5% per annum and would require level monthly payments of interest and principal of $75,000. If such concessions were not granted, then the Robinson Silverman Note would bear interest at 10% and, based on the monthly payments of $75,000 received from Robinson Silverman, the outstanding balance as of December 31, 1996 would be approximately $6,065,644.

                  An affiliate of O&Y was the holder of a note (the "Warburg Pincus Note," and together with the Robinson Silverman Note, the "Tenant Notes"), issued by Warburg Pincus dated August 20, 1985, in the face amount of $4,354,758, which note was executed in connection with Warburg Pincus' lease at the 237 Property. The note is payable on October 31, 1999 and does not bear interest prior to its maturity.

                  On the Effective Date, such affiliates of O&Y holding the Tenant Notes assigned their interests in the Tenant Notes to the applicable Property Owning Partnership.

                  JMB Notes

                  Certain notes (the "JMB Notes") were issued by JMB LP's predecessor in interest to an affiliate of O&Y in 1984 in connection with the admission of such predecessor as a partner of the predecessor of the Debtors and an affiliate of the Debtors which owned the property located at 2 Broadway, New York, New York (the "2 Broadway Property"). The amount outstanding on an aggregate basis under all the JMB Notes, as of the Effective Date, was $83,918,815. On the Effective Date, the JMB Notes and related security agreements were assigned by such O&Y affiliate to the Company. Immediately prior to such assignment, the Company entered into a Participation Agreement with an affiliate of JMB LP pursuant to which the Company or its designee will receive the first $750,000 of payments made pursuant to, or in respect of, the JMB Notes and the JMB LP affiliate will receive all further payments in respect of the JMB Notes. Amounts, if any, distributable to JMB LP from the Upper Tier Limited Partnership, including pursuant to the Company's purchase option and JMB LP's put option as provided for in the Upper Tier Limited Partnership Agreement, would first be applied to the prepayment of the JMB Notes. On the Effective Date, the JMB Notes were restated. The JMB Notes, as restated, bear interest at 12.75% per annum and have a maturity date of January 1, 2001. The JMB Notes are non-recourse and are payable solely out of the distributions JMB LP receives from the Upper Tier Limited Partnership.

                  Claims Reserve

                  On the Effective Date, Bankers Trust Company, as disbursing agent under the Plan, received $4,966,595 on behalf of the Company, representing the amount of cash estimated to be required to pay in full all claims (disputed or otherwise), including Priority Utility Tax Claims, discussed below, arising from the Debtors' bankruptcy cases. As of December 31, 1996, $1,459,194 is being held in the Claims Reserve (as such term is defined in the Plan) pending resolution of such claims. The cash held in the Claims Reserve will be held in trust for the benefit of holders of such claims pending determination of their entitlement thereto. The Company believes that amounts in the Claims Reserve will be sufficient to pay in full all claims arising from the Debtors' bankruptcy cases.

                  Payments and distributions to each holder of a disputed claim will be made in accordance with the provisions of the Plan as soon as practicable after the date that the order or judgment of the Bankruptcy Court allowing such disputed claim to be paid, without any interest thereon, from cash held in the Claims Reserve becomes a final order.

                  In the event that any cash held in the Claims Reserve remains after all claims have been allowed or disallowed and distributions have been made in accordance with the Plan, such cash will be transferred to the Company.

                  Tax Certiorari Proceedings and Tenant Reimbursement Claims

                  The Debtors and their predecessors-in-interest commenced tax certiorari proceedings which remain outstanding against the City of New York, for over-assessment of property taxes for the tax years ending June 30, 1995 through June 30, 1997 with respect to the 237 Property and for the tax years ending June 30, 1991 through June 30, 1997 with respect to the 1290 Property. In addition, 2 Broadway Associates, L.P. ("2 Broadway LP") similarly commenced tax certiorari proceedings against the City of New York for over- assessment of property taxes for the tax years ending June 30, 1988 through June 30, 1995 with respect to the 2 Broadway Property. The rights to the proceeds of the 2 Broadway Property tax certiorari proceedings were assigned to the Company pursuant to the Plan. See "-- Certain Assets Related to 2 Broadway." The Property Owning Partnerships and the Company have executed stipulations which would substitute the Property Owning Partnerships and the Company for the Debtors and 2 Broadway LP, respectively, in such tax certiorari proceedings. Such stipulations have been filed with the Bankruptcy Court and the Property Owning Partnerships and the Company are awaiting the Bankruptcy Court's approval. The Company estimates Net Tax

Proceeds (as hereinafter defined) from such tax certiorari proceedings of approximately $14,000,000. Certain current and former tenants of the Properties and the 2 Broadway Property hold unsecured claims (the "Tenant Reimbursement Claims") against the Property Owning Partnerships and the Company based upon a right to payment provided in such tenant's lease, contingent upon the realization by the Property Owning Partnerships and the Company of the proceeds, if any, of any tax certiorari proceedings which were commenced by the Debtors and 2 Broadway LP with respect to the Properties, net of any amounts, fees and expenses incurred to prepare for, institute and prosecute such tax certiorari proceedings (the "Net Tax Proceeds"). The Property Owning Partnerships and/or the Company receiving such Net Tax Proceeds will cause an amount necessary, in their sole determination, to reserve in full for all Tenant Reimbursement Claims to be transferred to the Disbursing Agent for deposit in the Claims Reserve. Within 30 days after the date of such deposit, the Property Owning Partnerships and the Company will determine the entitlement of holders of Tenant Reimbursement Claims to payment of such Tenant Reimbursement Claims by reason of the receipt of such Net Tax Proceeds and, in making such determination, will be entitled to give effect to any rights of setoff, recoupment or other claims that the Property Owning Partnerships and/or the Company or any predecessor-in-interest may have against the holders of such Tenant Reimbursement Claims. Thereafter, the Property Owning Partnerships and/or the Company will deliver a notice of such determination to each holder of a Tenant Reimbursement Claim. Each holder of a Tenant Reimbursement Claim will have 30 days after receipt of such notice to object to the determination of the amount to which it is entitled. If the holder of a Tenant Reimbursement Claim does not object to the determination by the Property Owning Partnerships and/or the Company within such 30 day period, then such Tenant Reimbursement Claim will be paid from the Claims Reserve at the request of the Property Owning Partnerships and/or the Company, without the necessity of Bankruptcy Court approval. If the holder of a Tenant Reimbursement Claim objects on a timely basis to the determination by the Property Owning Partnerships and/or the Company, then such Tenant Reimbursement Claim will be a disputed claim and no payments will be made on account of such claim until such claim is allowed, in whole or in part, by final order of the Bankruptcy Court. All remaining Net Tax Proceeds held by the Property Owning Partnerships will be distributed to the Lower Tier Limited Partnership which will in turn distribute such Net Tax Proceeds related to the Properties to the Company; provided, that, the Property Owning Partnerships are required to retain sufficient cash to pay all disputed Tenant Reimbursement Claims until such claims have been allowed or disallowed. The Company estimates that approximately $6,414,000 will be paid to current and former tenants in respect of Tenant Reimbursement Claims resulting in a net recovery by the Property Owning Partnerships of approximately $7,586,000.

                  Priority Utility Tax Claims

                  Pursuant to the Plan, the Debtors were deemed to have objected to all claims against the Debtors arising from the nonpayment of New York State or New York City utility taxes (the "Priority Utility Tax Claims") evidenced by a filed proof of claim. As successor to the Debtors, the Upper Tier Limited Partnership has the exclusive right to prosecute any objection to Priority Utility Tax Claims, any litigation related to any objection to Priority Utility Tax Claims and to compromise or settle any such objection or litigation. Pursuant to the Plan, the Company established a claims reserve for such claims. In the event that the Upper Tier Limited Partnership settles any Priority Utility Tax Claim, the Property Owning Partnership owning the Property in question will indemnify the holders of equity interests in the Debtor which had formerly owned the Property in question (and their successors and assigns) from all claims which may be made by the City or State of New York in respect of utility taxes, interest and penalties in connection with such Property unless such settlement includes a release of such holders from all such claims. At such time as the Priority Utility Tax Claims are disallowed or allowed (as determined by either a court of competent jurisdiction or by agreement between the Company and the relevant taxing authority), the Disbursing Agent will at the direction of the Company pay any such allowed claims from cash held in such claims reserve and any amount held in the claims reserve in excess of the amount of such allowed claims will be paid to the Company. The Company believes that amounts held in such claims reserve will be sufficient to pay in full all Priority Utility Tax Claims.

                  Certain Assets Related to 2 Broadway

                  Prior to the Merger of the Debtors into the Upper Tier Limited Partnership, 1290 LLC assigned to the Company all of its rights in certain assets related to the sale of 2 Broadway that was owned by 2 Broadway LP, an affiliate of the Debtors, including the assets described below and segregated reserve accounts established by the Trustee, as disbursing agent under the reorganization plan related to the 2 Broadway Property (the "2 Broadway Plan"),
(i) in the amount of $2,400,000 for potential utility tax claims of the taxing authorities of the City and State of New York (the "2 Broadway Priority Utility Tax Claims") and (ii) in the amount of $811,278, for the payment of all claims which were not then, but might become allowed claims (other than the 2 Broadway Priority Utility Tax Claims) in connection with the 2 Broadway Plan. As of the Effective Date, the $811,278 reserve was reduced to $346,139 as a result of the payment of certain claims. Pursuant to an Assumption and Indemnification Agreement, dated as of the Effective Date, by and among 1290 LLC, 2 Broadway LP, the Company and the Indenture Trustee, (i) the Company assumed any and all remaining obligations of 1290 LLC and 2 Broadway LP in connection with any claims reserved pursuant to section 9.3 of the 2 Broadway Plan, and (ii) the Company received the remaining $346,139 of the claims reserve. The balance in the 2 Broadway Utility Tax Claims reserve account as of December 31, 1996 was $2,553,515. The Company believes that amounts held in the 2 Broadway claims reserve will be sufficient to pay in full all claims arising under the 2 Broadway Plan.

         The assets related to the 2 Broadway Property that were assigned to the Company include the following:

         (a) the right to receive any surplus amounts in the claims reserve and the utility tax reserve under the 2 Broadway Plan;

         (b) the right to proceeds of certain tax certiorari proceedings existing with respect to 2 Broadway (net of costs of collections and payments to be made to tenants);

         (c) the right to receive any remaining post-closing apportionments under the contract of sale pursuant to which the 2 Broadway Property was sold; and

         (d) the right to receive dividends and distributions under certain non-transferable stock received by 2 Broadway LP in connection with the bankruptcy of Drexel Burnham Lambert, a former tenant of the 2 Broadway Property.

                  The Company has executed stipulations which would substitute the Company for 2 Broadway LP in the tax certiorari proceedings described in (b) above. Such stipulations have been filed with the Bankruptcy Court and the Company is awaiting the Bankruptcy Court's approval. The Company received the remaining post-closing apportionments described in (c) above, totaling approximately $86,000, in 1997.

                  Indebtedness

                  On the Effective Date, The Chase Manhattan Bank ("Chase") and certain other lenders made a loan to the Property Owning Partnerships in the aggregate principal amount of $420,000,000. The net proceeds (after fees, expenses and escrows) of the Chase financing (approximately $398,741,189) were used to make distributions pursuant to the Plan. The Company intends to cause the Property Owning Partnerships to pay debt service on this indebtedness out of the Property Owning Partnerships' revenues from their operation of the Properties. The Company and the Property Owning Partnerships do not intend to incur any additional indebtedness, other than trade payables incurred in the ordinary course of business. The Company believes that the cash flow generated by the Properties will be sufficient to meet the debt service requirements of the loan and that it has sufficient cash to fund its working capital needs for the next twelve months.

ITEM 3.           LEGAL PROCEEDINGS

                  There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, against or involving the Company, the Partnerships or the Properties.

                  Retention of Jurisdiction by Bankruptcy Court

                  The Bankruptcy Court may retain jurisdiction, and if the Bankruptcy Court exercises its retained jurisdiction, it will have exclusive jurisdiction of all matters arising out of, and related to, the Plan and, for among other things, the following purposes: (a) to determine any and all adversary proceedings, applications and contested matters; (b) to ensure that distributions to holders of Allowed Claims (as defined in the Plan) are accomplished in accordance with the Plan; (c) to hear and determine any timely objections to Administrative Expense Claims (as defined in the Plan) or to proofs of claim and equity interests filed, including to allow or disallow any Disputed Claim (as defined in the Plan), in whole or in part; (d) to issue such orders in aid of execution of the Plan, to the extent authorized by section 1142 of the Bankruptcy Code; (e) to consider any modifications of the Plan, to cure any defect or omission, or reconcile any inconsistency in any order of the Bankruptcy Court, including the Confirmation Order (as such term is defined in the Plan); (f) to hear and determine disputes arising in connection with the interpretation, implementation, or enforcement of the Plan; (g) to hear and determine matters concerning state, local and federal taxes in accordance with sections 346, 505 and 1146 of the Bankruptcy Code including, without limitation, the New York Real Property Transfer Gains Tax, Article 31-B of the New York Tax Law; and (h) to enter a final decree closing the reorganization cases of the Debtors.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matters have been submitted to a vote of the Company's security holders since the Effective Date.

                                                      PART II


ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

                  The Common Stock is not listed on any exchange, the Company does not intend to list the Common Stock on any exchange in the near term, there is not currently a public market for the Common Stock and there can be no assurance that an active trading market for the Common Stock will develop or be sustained.

          As of March 13, 1997, there were approximately 130 holders of record of the Company's Common Stock.

                  Distribution Policy

                  On March 6, 1997, the Board of Directors adopted a distribution policy calling for regular quarterly distributions of $.25 per share of Common Stock. The Board of Directors, in its sole discretion, determines the actual distribution rate based on a number of factors, including the amount of cash available for distribution, the Company's financial condition, capital expenditure requirements for the Company's Properties, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as the Board of Directors deems relevant. The Company intends to make distributions to comply with the REIT distribution requirements. In order to maintain its qualification as a REIT, the Company must make annual distributions to stockholders of at least 95% of its taxable income (excluding capital gains).

                  On January 20, 1997, the Company made a special distribution of $.50 per share of Common Stock to holders of record of Common Stock on December 31, 1996.

                  On March 6, 1997, the Board of Directors authorized a regular quarterly distribution of $.25 per share of Common Stock, payable on April 15, 1997 to holders of record on March 31, 1997.

ITEM 6.           SELECTED FINANCIAL DATA

                  The following table sets forth selected historical and pro forma financial data. The unaudited Pro Forma Consolidated Condensed Statement of Income has been presented as if the transactions contemplated by the Plan, including the acquisition of the Properties, had been consummated on January 1, 1996. The unaudited Pro Forma Consolidated Condensed Statement of Income is derived from and should be read in conjunction with the Consolidated Statement of Income for the period October 10, 1996 (commencement of operations) to December 31, 1996 and the Combined Statements of Revenue and Certain Expenses for the period January 1, 1996 to October 10, 1996 included in "ITEM 8. -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA." The unaudited Pro Forma Consolidated Condensed Statement of Income is presented for the Company principally because the Company believes that it more appropriately depicts the Company's operations in a manner comparable to the future operations of the Company. Specifically, the Company's Properties are encumbered with less debt and related interest and the Company's valuation of the Properties for purposes of computing depreciation differs significantly from the historical valuation used by the Debtors. Accordingly, the statements do not reflect the Debtors' historical operations for the period January 1, 1996 to October 10, 1996 as certain expenses which are not comparable to the expenses incurred in the operations of the Company have been excluded. Historical expenses excluded consist of interest, depreciation and amortization and other costs not directly related to the operations of the Company. The unaudited Pro Forma Consolidated Condensed Statement of Income is not necessarily indicative of what actual results of operations of the Company would have been had the transactions contemplated by the Plan been consummated as of January 1, 1996, nor does it purport to represent the results of operations of the Company for future periods.

              PRO FORMA CONSOLIDATED CONDENSED STATEMENT OF INCOME

            For the twelve months ended December 31, 1996 (Unaudited)

---------------------------------------------------------------------------------------------------------------------------
                                                      Consolidated
                                                      Statement of
                                                       Income for
                                                       the period
                                                    October 10, 1996
                                                    (commencement of                                       Metropolis
                                                     operations) to               Pro Forma               Realty Trust
                                                    December 31, 1996            Adjustments               Pro Forma



---------------------------------------------------------------------------------------------------------------------------
                                                                   (In thousands, except share amounts)
---------------------------------------------------------------------------------------------------------------------------
REVENUES
---------------------------------------------------------------------------------------------------------------------------
  Rental Income                                             $ 30,106            $ 90,993(A)                  $ 121,099
  Interest Income                                                779                 410(A)                      1,189
                                                            --------            --------                     ---------
    Total Revenues                                            30,885                 91,403                    122,288
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
---------------------------------------------------------------------------------------------------------------------------
  Payroll and Benefits                                         1,170               3,258(A)                      4,428
  Operating and Maintenance                                    1,774               4,798(A)                      6,572
  Utilities                                                    1,195               5,288(A)                      6,483
  Management Fees                                                426               1,470(B)                      1,896
  Real Estate Taxes                                            6,208              21,299(A)                     27,507
  General and Administrative                                     588               1,991(A)                      2,579
                                                              ------              ------                        ------
   Total Operating Expenses                                   11,361              38,104                        49,465
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES
---------------------------------------------------------------------------------------------------------------------------
  Depreciation and Amortization                                3,457              11,931(C)                     15,388
  Interest Expense                                             7,484              25,829(D)                     33,313
                                                              ------              ------                        ------
   Total Other Expenses                                       10,941              37,760                        48,701
                                                              ------              ------                        ------
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                   $ 8,583             $15,539                       $24,122
                                                             =======             =======                       =======
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
Primary Earnings Per Common Share:
---------------------------------------------------------------------------------------------------------------------------
Net Income from Continuing Operations                          $0.66                                             $1.86
                                                               =====                                             =====
---------------------------------------------------------------------------------------------------------------------------
Weighted Average Common Shares
Outstanding                                               12,963,046                                        12,963,046
                                                          ==========                                        ==========
---------------------------------------------------------------------------------------------------------------------------
Fully Diluted Earnings Per Share:
---------------------------------------------------------------------------------------------------------------------------
Net Income from Continuing Operations                          $0.66                                             $1.86
                                                               =====                                             =====
---------------------------------------------------------------------------------------------------------------------------
Weighted Average Common Shares
Outstanding                                               12,990,046                                        12,990,046
                                                          ==========                                        ==========
---------------------------------------------------------------------------------------------------------------------------
Funds from Operations (E)                                                                             $         37,267
                                                                                                      ================
---------------------------------------------------------------------------------------------------------------------------
Total Assets as of December 31, 1996                                                                   $       766,219
                                                                                                       ===============
---------------------------------------------------------------------------------------------------------------------------
Long-Term Debt as of December 31, 1996                                                                 $       420,000
                                                                                                       ===============
---------------------------------------------------------------------------------------------------------------------------



---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
(A)     Reflects adjustments for operations of the Properties for the period January 1, 1996 to October 10, 1996.  See Item 8 -- FINANCIAL STATEMENTS AND
        SUPPLEMENTARY DATA.
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
(B)     Reflects pro forma adjusted management fees for the period January 1, 1996 to
        October 10, 1996.                                                                              $1,470
                                                                                                       ======
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
(C)     Reflects pro forma adjusted depreciation and amortization of the rental property and
        capitalized financing costs for the period January 1, 1996 to October 10, 1996                $11,931
                                                                                                       ======
---------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------
(D)     Reflects pro forma adjusted interest costs from the Secured Notes (as such term is defined below in Item 8 -- FINANCIAL STATEMENTS AND SUPPLEMENTARY
        DATA) for the period January 1, 1996 to October 10, 1996                                      $25,829
                                                                                                     ========
---------------------------------------------------------------------------------------------------------------------

(E)     The Company generally considers Funds from Operations to be a useful measure of the operating performance of an equity REIT because, together with net income and cash flows, Funds from
        Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures.  Funds from Operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles ("GAAP") and does not necessarily indicate that cash flows will be sufficient to fund cash needs.  It should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity.  Funds from Operations does not measure whether cash flow is sufficient to fund all of the Company's cash needs, including principal amortization, capital improvements and distributions to shareholders.  Funds from operations also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP.
        Further, Funds from Operations as disclosed by other REITs may not be comparable to the Company's calculation of Funds from Operations.  The Company adopted the National Association of Real Estate
        Investment Trusts ("NAREIT") definition of Funds from Operations in 1996 and has used it for all periods presented.  Funds from Operations is calculated as net income (loss) computed in accordance with GAAP adjusted for depreciation expense attributable to real property, amortization expense attributable to capitalized leasing costs, tenant allowances and improvements, gains and losses on sales of real estate investments and extraordinary and nonrecurring items.  See "MANAGEMENT'S
        DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS -
        - Funds From Operations."


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with Selected Financial Data and the financial statements included in "ITEM 6. -- SELECTED FINANCIAL DATA" and "ITEM 8. -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

                  Overview

                  The Company was formed on May 13, 1996 and commenced operations on October 10, 1996, upon acquisition of the 237 Property and the 1290 Property pursuant to the Plan. The Company expects to qualify as a REIT under the Internal Revenue Code.

                  The Company's principal business objective is to operate the Properties in a manner that will maximize the Properties' revenues and value and in turn maximize funds from operations and stockholder value. The 1290 Property is a 43-story Class A commercial office building with approximately 1.9 million rentable square feet of space. The building is centrally located in midtown Manhattan and is connected to the famed "Rockefeller Center" complex via an underground passageway. The 1290 Property serves as the corporate headquarters for The Equitable Life Assurance Society of the United States, and is currently 95% occupied. Over the next four years, less than 12% of the total rentable area of the building is subject to expiring leases. During 1996, the 1290 Property completed a major capital improvement program, which included a $7.7 million lobby renovation project.

                  The 237 Property is a 21-story Class A commercial office building with approximately 1.1 million rentable square feet of space. The building, centrally located in midtown Manhattan, is situated off one of New York City's most prestigious thoroughfares and is within close proximity to Grand Central Station, a transportation hub. The 237 Property serves as the corporate headquarters for J. Walter Thompson Company, a major advertising agency, as well as Swiss Reinsurance Company ("Swiss Re"), an insurance/financial services organization, and is currently 99% occupied. Over the next four years, less than 4% of the total rentable area of the building is subject to expiring leases. The Swiss Re lease terminates on August 31, 2001 and is not expected to be renewed upon expiration.

                  The Company, through the Property Owning Partnerships, has retained Tishman Speyer Properties, L.P. to serve as the property manager and leasing agent, which is responsible for managing the daily operations of the Properties, and 970 Management, LLC, an affiliate of Victor Capital Group, L.P., to serve as the Asset Manager.

                  On March 6, 1997, the Board of Directors adopted a distribution policy calling for a regular quarterly dividend of $.25 per share of Common Stock. On January 20, 1997, the Company made a special distribution of $.50 per share of Common Stock to shareholders of record on December 31, 1996. On March 6, 1997, the Board of Directors authorized the payment of the regular quarterly dividend of $.25 per share of Common Stock payable on April 15, 1997, to holders of record on March 31, 1997. As of December 31, 1996, 12,963,046 shares of common stock were issued and outstanding. The Common Stock of the Company is not listed on any exchange, and the Company does not intend to list the Common Stock on any exchange in the near term.

                  The assets and results of operations of the Properties are reported in the consolidated financial statements of the Company using the consolidation method of accounting. In accordance with Rule 3-14 of Regulation S-X of the Securities and Exchange Commission, the financial information presented for the years ended December 31, 1995 and 1994 and for the Period January 1, 1996 to October 10, 1996 represent Combined Statements of Revenues and Certain Expenses. These statements are not representative of the actual operations for the respective periods, as certain expenses, which may not be comparable to the expenses expected to be incurred in the future operations of the Properties, have been excluded. As a result, the operating results of the Company for the period October 10, 1996 to December 31, 1996 are not directly comparable with the prior periods.

          Historical Consolidated Statement of Income, Period October 10, 1996 to December 31, 1996.

                  The Company's revenues of $30,885,000 for the period consist of base rental income of $24,919,000 (80.7%), operating escalation income of $3,222,000 (10.4%), and miscellaneous income of $2,744,000 (8.9%). This revenue is achieved based on the 237 Property and the 1290 Property being approximately 98% and 90% leased, respectively, during the period.

          Pro Forma Twelve Months Ended December 31, 1996 and Combined Statement of Revenues and Certain Expenses for the Year Ended December 31, 1995

                  The Company's revenues, which consist of rental income, operating escalation income, and miscellaneous income were $122,288,000 in 1996, compared to $122,029,000 in 1995, an increase of $259,000 or less than 1%.

                  Rental income of $121,099,000 in 1996 remained relatively unchanged compared to $121,209,000 in 1995.

                  Payroll and benefits expense of $4,428,000 in 1996 represents an increase of 9.1%, compared to 1995. Operating and maintenance expense was $6,572,000 in 1996, compared to $7,397,000 in 1995 a decrease of $825,000 or
11.2%. Utilities expense was $6,483,000 in 1996 compared to $6,685,000 in 1995 a decrease of $202,000 or 3.0%. Real estate taxes were $27,507,000 in 1996, compared to $28,309,000 in 1995 a decrease of $802,000 or 2.9% primarily caused by a reduction of the assessed value of the Properties. General and administrative expenses were $2,579,000 in 1996, compared to $3,956,000 in 1995 a decrease of $1,377,000 or 34.8%. The reduction is caused primarily by a decrease in legal and professional fees and related bad debt expense associated with a delinquent tenant lease in 1995.

                  Historical - Twelve Months Ended December 31, 1995 and December 31, 1994

                  The Company's revenues, which consist of rental income, tenant expense reimbursements, interest income and other income were $122,029,000 in 1995, compared to $132,583,000 in 1994, a decrease of $10,554,000 or 8.0%.

                  Rental income was $121,209,000 in 1995, compared to $132,460,000 in 1994, a decrease of $11,257,000 or 8.5%. The change is primarily due to lease expirations during 1995.

                  Interest income was $820,000 in 1995, compared to $123,000 in 1994, an increase of $697,000 or 566.7%, reflecting a short term increase in cash and cash equivalents due to the receipt of a lease termination payment in late 1994.

                  Payroll and benefits expenses was $4,058,000 in 1995, compared to $3,711,000 in 1994, an increase of $347,000 or 9.4%. Operating and maintenance expense was $7,397,000, compared to $7,742,000, a decrease of $345,000 or 4.5%. Utilities expense was $6,685,000 in 1995, compared to $6,414,000, an increase of $271,000 or 4.2%. Management fees were $1,163,000 in 1995 compared to $1,633,000 in 1994, a decrease of $470,000 or 28.8%, reflecting a reduction in cash receipts of rental income. Real estate taxes were $28,309,000 in 1995 compared to $28,822,000, reflecting a reduction of $513,000 or 1.8% primarily caused by a reduction in the assessed value of the properties. General and administrative expense was $1,359,000 in 1995 compared to $694,000 in 1994, an increase of $665,000 or 95.8%. The increase is caused primarily by an increase in legal and professional fees associated with the litigation of a delinquent tenant lease in 1995. Bad debt expense in 1995 was $2,015,000 compared to $3,342,000 in 1994; a decrease of $1,327,000 or 39.7%. The decrease is caused primarily by the resolution of certain delinquent tenant leases in 1995. Insurance expense was $582,000 in 1995 compared to $577,000 in 1994, an increase of $5,000 or 0.9%.

                  Liquidity and Capital Resources

                  At December 31, 1996, the Company had unrestricted cash on hand of approximately $42,215,000 of which $6,481,000 was used to pay a dividend on January 15, 1997 to holders of record on December 31, 1996. On October 10, 1996, the Property Owning Partnerships borrowed $420,000,000 secured by the 1290 Property and the 237 Property. The Loan is cross-collateralized by the Properties and prohibits the

Property Owning Partnerships from incurring any additional indebtedness. The Company may, however, be able to incur unsecured indebtedness, although it has no present plans to do so. The Company believes that cash on hand and existing cash flow from operations are sufficient to satisfy the Company's foreseeable cash requirements which consist primarily of property operating expenses, real estate taxes, capital expenditures, debt service on the Loan and distributions necessary to enable the Company to continue to qualify as a REIT. The Loan matures on October 10, 2001. If not repaid or refinanced prior to such date, the Property Owning Partnerships will be required to refinance the Loan on that date. There can be no assurance, however, that the Company will be able to refinance the Loan on that date or what the terms of any refinancing will be.

                  Funds from Operations

                  The Company generally considers Funds from Operations as one measure of REIT performance. The Company adopted the NAREIT definition of Funds from Operations in 1996 and has used this definition for all periods presented in this Form 10-K. Funds from Operations is calculated as net income (loss) computed in accordance with GAAP adjusted for depreciation expense attributable to real property, amortization expense attributable to capitalized leasing costs, tenant allowances and improvements, gains and losses on sales of real estate investments and extraordinary and nonrecurring items. Funds from Operations should not be considered as an alternative to net income as an indication of the Company's performance or to cash flows as a measure of liquidity.

                  Funds from Operations for the period October 10, 1996 (commencement of operations) to December 31, 1996 and on a pro forma basis for the year ended December 31, 1996 is summarized in the following table (in thousands, except share data).


------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
                                                                            Period October 10, 1996        Pro Forma Year Ended
                                                                         (commencement of operations)        December 31, 1996
                                                                             to December 31, 1996
------------------------------------------------------------------------------------------------------------------------------------
Net Income                                                                      $       8,583                 $      24,122
------------------------------------------------------------------------------------------------------------------------------------
Add:
         Depreciation attributable to real property                                     2,958                        13,145
                                                                                -------------                 -------------
------------------------------------------------------------------------------------------------------------------------------------
Funds from Operations                                                           $      11,541                 $      37,267
                                                                                =============                 =============
------------------------------------------------------------------------------------------------------------------------------------
Weighted average number of shares of Common Stock outstanding (1)                  12,990,046                    12,990,046
                                                                                   ==========                    ==========
------------------------------------------------------------------------------------------------------------------------------------


(1) Includes 27,000 shares of Common Stock issuable upon the exercise of outstanding options.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                           METROPOLIS REALTY TRUST, INC.
                                           INDEX TO FINANCIAL STATEMENTS


                                                                                                           Page


HISTORICAL FINANCIAL STATEMENTS

         Independent Auditors' Report....................................................................  26

         Consolidated Balance Sheet as of December 31, 1996..............................................  27

         Consolidated Statement of Operations for the period October 10, 1996
         (commencement of operations) to December 31, 1996...............................................  28

         Consolidated Statement of Stockholders' Equity for the period October 10, 1996
         (commencement of operations) to December 31, 1996...............................................  29

         Consolidated Statement of Cash Flows for the period October 10, 1996
         (commencement of operations) to December 31, 1996...............................................  30

         Notes to Consolidated Financial Statements......................................................  31

PRO FORMA (Unaudited)

         Consolidated Condensed Statement of Income for the twelve months ended December 31, 1996.........................................................................  37

PURCHASED PROPERTIES

         Independent Auditors' Report....................................................................  39

         Combined Balance Sheet as of December 31, 1995..................................................  40

         Combined Statements of Revenues and Certain Expenses for the period
         January 1, 1996 to October 10, 1996 and for the years ended
         December 31, 1995 and 1994......................................................................  41

         Notes to Combined Balance Sheet and Statements of Revenues
         and Certain Expenses............................................................................  42


INDEPENDENT AUDITORS' REPORT

To the Stockholders of Metropolis Realty Trust, Inc.

We have audited the accompanying consolidated balance sheet of Metropolis Realty Trust, Inc. and Subsidiaries as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for the period October 10, 1996 (commencement of operations) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Metropolis Realty Trust, Inc. and Subsidiaries as of December 31, 1996 and the results of their operations and their cash flows for the period October 10, 1996 (commencement of operations) to December 31, 1996 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
New York, New York
March 5, 1997

METROPOLIS REALTY TRUST, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
DECEMBER 31, 1996
(In Thousands, except share amounts)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

ASSETS
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Rental property - net of accumulated depreciation of $2,958         $  655,755
--------------------------------------------------------------------------------
Cash and cash equivalents                                               42,215
--------------------------------------------------------------------------------
Escrow deposits                                                          9,217
--------------------------------------------------------------------------------
Tenant security deposits                                                   594
--------------------------------------------------------------------------------
Due from tenants - net of doubtful accounts of $2,745                    3,952
--------------------------------------------------------------------------------
Deferred financing costs - net of amortization of $493                  10,432
--------------------------------------------------------------------------------
Real estate tax refunds                                                 14,088
--------------------------------------------------------------------------------
Notes receivable - net of unamortized discount of $636                   8,904
--------------------------------------------------------------------------------
Deferred rent receivable                                                 6,576
--------------------------------------------------------------------------------
Prepaid real estate taxes                                               13,208
--------------------------------------------------------------------------------
Other assets                                                             1,278
                                                                        -------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
TOTAL ASSETS                                                        $  766,219
                                                                       -------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Liabilities
--------------------------------------------------------------------------------
  Secured notes                                                     $ 420,000
--------------------------------------------------------------------------------
  Accounts payable and accrued expenses                                16,421
--------------------------------------------------------------------------------
  Tenants' security deposits and unearned revenue                       1,115
--------------------------------------------------------------------------------
  Dividends payable                                                     6,481
                                                                      -------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Total Liabilities                                                     444,017
                                                                      -------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Subordinated Minority Interest                                         14,855
                                                                      -------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Stockholders' Equity
--------------------------------------------------------------------------------
  Common Stock - $10 par value
--------------------------------------------------------------------------------
  (Class A - outstanding - 7,986,986 shares;
--------------------------------------------------------------------------------
    Class B - outstanding - 4,936,060 shares;
    and Class C - outstanding - 40,000 shares)                        129,630
--------------------------------------------------------------------------------
  Paid-in capital                                                     175,615
--------------------------------------------------------------------------------
  Retained earnings                                                     2,102
                                                                       ------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Total Stockholders' Equity                                            307,347
                                                                      -------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $  766,219
                                                                   ==========
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

See notes to consolidated financial statements.
--------------------------------------------------------------------------------

METROPOLIS REALTY TRUST, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
FOR THE PERIOD OCTOBER 10, 1996 (COMMENCEMENT
OF OPERATIONS) TO DECEMBER 31, 1996
(In Thousands)
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
REVENUES:
--------------------------------------------------------------------------------
  Base rental income                                                    $24,919
--------------------------------------------------------------------------------
  Operating escalation income                                             3,222
--------------------------------------------------------------------------------
  Miscellaneous income                                                    1,965
--------------------------------------------------------------------------------
  Interest income                                                           779
                                                                         ------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
    Total revenues                                                       30,885
                                                                         ------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
OPERATING EXPENSES:
--------------------------------------------------------------------------------
  Real estate taxes                                                       6,208
--------------------------------------------------------------------------------
  Operating and maintenance                                               1,774
--------------------------------------------------------------------------------
  Utilities                                                               1,195
--------------------------------------------------------------------------------
  Payroll                                                                 1,170
--------------------------------------------------------------------------------
  General and administrative                                                588
--------------------------------------------------------------------------------
  Management fees                                                           426
                                                                         -------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
    Total operating expenses                                             11,361
                                                                         ------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
OTHER EXPENSES:
--------------------------------------------------------------------------------
  Interest expense                                                        7,484
--------------------------------------------------------------------------------
  Depreciation and amortization                                           3,457
                                                                         ------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
    Total other expenses                                                 10,941
                                                                         ------
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
NET INCOME                                                              $ 8,583
                                                                        =======
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
See notes to consolidated financial statements.
--------------------------------------------------------------------------------

METROPOLIS REALTY TRUST, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THE PERIOD OCTOBER 10, 1996 (COMMENCEMENT
OF OPERATIONS) TO DECEMBER 31, 1996
(In Thousands)


-------------------------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------------------------
                                                                         Additional                       Total
                                                               Par         Paid-in       Retained     Stockholders'
                                                              Value        Capital       Earnings        Equity
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
BALANCE, OCTOBER 10, 1996                                   $129,630        $175,615         $  --         $305,245
----------------------------------------------------------------------------------------------------------------------
  Net income                                                      --              --         8,583            8,583
----------------------------------------------------------------------------------------------------------------------
  Dividend                                                         --           --         (6,481)          (6,481)
                                                           ------------   ----------     ---------        ---------
----------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                                  $129,630        $175,615      $  2,102        $ 307,347
                                                            ========        ========      ========        =========
----------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.
----------------------------------------------------------------------------------------------------------------------


METROPOLIS REALTY TRUST, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE PERIOD OCTOBER 10, 1996 (COMMENCEMENT
OF OPERATIONS) TO DECEMBER 31, 1996
(In Thousands)


-------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
-------------------------------------------------------------------------------------------------------------------
Net income                                                                                              $ 8,583
-------------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income to net cash provided by operating activities:
-------------------------------------------------------------------------------------------------------------------
   Depreciation and amortization                                                                          3,457
-------------------------------------------------------------------------------------------------------------------
   Amortization of discount - notes receivable                                                             (96)
-------------------------------------------------------------------------------------------------------------------
   Change in:
-------------------------------------------------------------------------------------------------------------------
      Decrease in escrow deposits                                                                        12,717
-------------------------------------------------------------------------------------------------------------------
      Decrease in due from tenants                                                                          734
-------------------------------------------------------------------------------------------------------------------
      Increase in prepaid expenses and other assets                                                     (7,860)
-------------------------------------------------------------------------------------------------------------------
      Increase in deferred rent receivable                                                              (6,576)
-------------------------------------------------------------------------------------------------------------------
      Decrease in accounts payable and accrued expenses                                                    (79)
-------------------------------------------------------------------------------------------------------------------
      Decrease in unearned revenue                                                                      (5,125)
                                                                                                       --------
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                                                        5,755
                                                                                                        -------
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------------------------------------------------------------------------------------
 Additions to building and equipment                                                                    (2,405)
-------------------------------------------------------------------------------------------------------------------
 Leasing and organization costs                                                                           (182)
-------------------------------------------------------------------------------------------------------------------
 Collections on notes receivable                                                                             48
                                                                                                        --------
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                                                (2,539)
                                                                                                      ---------
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
INCREASE IN CASH AND CASH EQUIVALENTS                                                                     3,216
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                           38,999
                                                                                                        -------
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                                $42,215
                                                                                                        -------
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
-------------------------------------------------------------------------------------------------------------------
 Interest paid during period                                                                            $ 5,341
                                                                                                        =======
-------------------------------------------------------------------------------------------------------------------
 Dividend declared                                                                                      $ 6,481
                                                                                                        =======
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
See notes to consolidated financial statements.
-------------------------------------------------------------------------------------------------------------------


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIOD OCTOBER 10, 1996 (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 1996 ($000s omitted except for share amounts)







1. BACKGROUND, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES





    Organization - Metropolis Realty Trust, Inc., a Maryland corporation ("Metropolis" or the "Company"), was formed on May 13, 1996 to facilitate the consummation of the Second Amended Joint Plan of Reorganization of 237 Park Avenue Associates, L.L.C. ("237 LLC") and 1290 Associates, L.L.C. ("1290 LLC" and together with 237 LLC), (the "Predecessors"), dated September 20, 1996 (the "Plan"). Pursuant to the Plan, on October 10, 1996, the date operations commenced ("Effective Date"), the Company acquired the interests of 237 LLC and 1290 LLC in the properties located at 237 Park Avenue (the "237 Property") and 1290 Avenue of the Americas (the "1290 Property," and together with the 237 Property, the "Properties"). The Company owns a 95% interest, as general partner, and .05% interest, as limited partner (through its 1% general partnership interest in Upper Tier Associates, L.P.), in 237/1290 Lower Tier Associates, L.P., a Delaware limited partnership (the "Lower Tier Limited Partnership") which owns a 99% partnership interest, as limited partner in each of 237 Park Partners, L.P., a Delaware limited partnership (the "237 Property Owning Partnership") and 1290 Partners, L.P., a Delaware limited partnership (the "1290 Property Owning Partnership," and together with the 237 Property Owning Partnership, the "Property Owning Partnerships"). The Property Owning Partnerships were formed to own the Properties. The remaining 1% general partnership interest in each of the Property Owning Partnerships is owned by 237 GP Corp. and 1290 GP Corp. (the "GP Corps") which are wholly-owned subsidiaries of the Company.





    Basis of Presentation - The consolidated balance sheet includes Metropolis, the Lower Tier Limited Partnership, the GP Corps and each of the Property Owning Partnerships.





    The presentation of the consolidated balance sheet requires estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet date. Actual results could differ from those estimates.





    Rental Property - Rental property includes land, land improvements, building, tenant improvements and building improvements. Land is valued at $134,518 and building, tenant improvements and building improvements are valued at $521,789. In accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of," impairment is determined to exist when estimated amounts recoverable through future operations and sale of property on an undiscounted basis are below that property's carrying value. If a property is determined to be impaired, it must be written down to its estimated fair value. Fair value is defined as the amount for which the asset could be bought or sold in a current transaction, that is, other than a forced or liquidation sale.





    Cash and Cash Equivalents - Cash and cash equivalents includes investments purchased with an original maturity of three months or less.





    Depreciation and Amortization - Building and building improvements are depreciated over their useful life of 40 years. Furniture and fixtures are depreciated over their useful life, ranging from 5 to 7 years. Tenant improvements are amortized on a straight-line basis over the terms of the respective leases.

    Rental Income - Rental income is recognized on a straight-line basis over the terms of the related leases. Differences between actual base amounts due from tenant losses and the straight-line basis are included in deferred rent receivable.





    Escrow Deposits - Escrow deposits include reserves for certain claims made in conjunction with the Plan and escrow deposits for building and tenant improvements, insurance and real estate taxes.





    Income Taxes - The Company expects to qualify as a REIT under the Internal Revenue Code, as amended, and will generally not be taxed at the corporate level on income it currently distributes to its stockholders so long as it, among other things, distributes at least 95% of its REIT taxable income.





2.  REAL ESTATE TAX REFUNDS





    Real estate tax refunds represent real estate tax proceeds expected to be recovered by the Company as a result of real estate tax certiorari proceedings commenced by the Predecessors, net of any fees and expenses incurred to collect such proceeds (the "Tax Proceeds"). The Company has reserved approximately $6,414 for tenant claims against the Tax Proceeds. This reserve is included in accounts payable and accrued expenses on the accompanying balance sheet.





3.  NOTES RECEIVABLE





    Included in Notes Receivable is the estimated fair value of two tenant notes aggregating approximately $8,904. The first note, dated April 1, 1989 with a face amount of $6,500 and a maturity date of September 1, 1999, is carried at $5,430, based on certain payment terms net of unamortized discount. Such payment terms include a stated interest rate of 10%. In 1991 and 1992, the tenant claimed certain concessions regarding the payment terms of such note. Without the Company expressing an opinion with regard thereto, if such concessions were granted, the note would bear interest at 7.5% per annum and would require level monthly payments of interest and principal of $75. The second note, dated August 20, 1985, with a face value of $4,355, is carried at $3,474 net of unamortized discount. The second note does not bear interest and is payable on October 31, 1999.





4.  SECURED NOTES





    Secured Notes consist of promissory notes ("Loan") issued by the Property Owning Partnerships in the original principal amount of $420,000 pursuant to a Credit Agreement ("Agreement") among the Property Owning Partnerships, the lenders as signatories thereto in the Agreement and the lead lender. Of the aggregate principal amount of the loan, $250,000 of the Loan is allocated to the 1290 Property and $170,000 is allocated to the 237 Property. The Loan is cross collateralized by the Properties. The Loan will terminate on October 10, 2000 unless sooner terminated by the occurrence of an Event of Default as described in the Agreement. The Loan requires the Property Owning Partnerships to make interest only payments during the first year of the Loan and then make principal payments of $7,500, $7,500, $10,000, and $15,000 in each of the second, third, fourth and fifth years of the Loan, respectively. If any such scheduled principal payments would cause the Company to fail to comply with any income test requirements necessary for the Company to maintain its status as a REIT, then the Property Owning Partnerships may, in lieu of such principal payment, post an irrevocable letter of credit in the amount of such payment. The Property Owning Partnerships have entered into lock box agreements for the collection of rents and have established escrow accounts for real estate taxes and insurance.





    The Property Owning Partnerships and the lead lender entered into an Interest Rate Exchange Agreement effective October 10, 1996 (the "Swap Agreement"). The Swap Agreement has a term of 5 years and provides that the Property Owning Partnerships will pay interest at an effective rate of 7.987% per annum of the notional amount of $420,000. Management believes the risk of incurring losses related to the credit risk is remote and any losses would be immaterial.





5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES





    Accounts payable and accrued expenses include funded reserves held by the Company for utility tax claims, certain claims related to the Plan, tenant claims against Tax Proceeds and property operating expenses payable. The utility tax claims include approximately $2,677 of claims pertaining to a property owned by an affiliate of the Predecessors which was disposed of prior to October 10, 1996.





6.  SUBORDINATED MINORITY INTEREST





    Represents 4.95% of the net reorganization value of the Lower Tier Limited Partnership, reflecting the 99% limited partnership interest of JMB/NYC Office Building Associates, L.P. ("JMB LP") in the limited partnership (the "Upper Tier Limited Partnership") which owns a subordinated 5% limited partnership interest in the Lower Tier Limited Partnership (the "Subordinated Minority Interest"). Management believes, however, that no economic obligation exists to JMB LP as of December 31, 1996 and, that, pursuant to the distribution priorities set forth in the limited partnership agreement of the Lower Tier Limited Partnership (the "Lower Tier Partnership Agreement"), if the Company's Properties were sold, JMB LP would be entitled to receive approximately $450 in respect of the Subordinated Minority Interest. Pursuant to the Lower Tier Limited Partnership Agreement, JMB LP would be entitled to distributions only after the Company has received certain priority distributions as more fully described below. As of December 31, 1996, the Company, as general partner of the Lower Tier Limited Partnership, is entitled to receive $400,000 and a 12% cumulative compounded return on such amount from the Lower Tier Limited Partnership, before any distributions are made in respect of the Subordinated Minority Interest.





    The Upper Tier Limited Partnership has the right to require the Company to acquire the Subordinated Minority Interest at a price based upon a multiple of the net operating income of the Properties for the immediately preceding calendar year reduced by the debt encumbering the Properties and any priority distributions to which the Company is entitled as general partner of the Lower Tier Limited Partnership. As of December 31, 1996, no economic obligation exists based upon such formula.





    The Lower Tier Limited Partnership Agreement provides that the aggregate Available Cash (as defined in the Lower Tier Limited Partnership Agreement), from distributions from the Property Owning Partnerships will be distributed no less frequently than quarterly to the partners of the Lower Tier Limited Partnership as follows:





         (i) 100% to the Company, as general partner, until it has received, together with all prior distributions pursuant to this clause and clauses (i) and (iv) of the succeeding paragraph, aggregate distributions equal to a cumulative compounded return, commencing on October 10, 1996 (or with respect to capital contributions made after October 10, 1996, the date of such capital contributions), of 12% per annum on the sum of (x) $280,000, (y) any additional capital contributions made by the Company, as general partner, to the Lower Tier Limited Partnership ($20,000 as of December 31, 1996), and (z) a $100,000 preference amount (the "Preference Amount") (the amounts in
         (x), (y) and (z), as reduced by distributions in respect of such amounts referred to herein as the "Adjusted GP Contribution");





         (ii) 100% to the Company, as general partner, until it has received in total, taking into account distributions made to it from Available Cash and sale or refinancing proceeds, the Adjusted GP Contribution; and





         (iii) the balance, 95% to the Company, as general partner, and 5% to the Upper Tier Limited Partnership, as limited partner.

         The Lower Tier Limited Partnership Agreement also provides that net proceeds from any distributions from the Property Owning Partnerships related to any sale, refinancing, condemnation or insurance recovery of the Properties or any loan made to the Partnership will be distributed by the Lower Tier Limited Partnership to its partners as follows:





         (i) 100% to the Company, as general partner, until it has received, together with all prior distributions pursuant to this clause (i) and clause (i) of the immediately preceding paragraph, aggregate distributions equal to the product of (x) 0.5 and (y) a 12% per annum cumulative compounded return on the Adjusted GP Contribution from October 10, 1996 (or with respect to capital contributions made after October 10, 1996, the date of such capital contributions);





         (ii) 100% to the Company, as general partner, until it has received, together with all prior distributions pursuant to this clause (ii) and clause (ii) of the immediately preceding paragraph, aggregate distributions equal to the product of (x) .75 and (y) the Adjusted GP Contribution;





         (iii) from the next $500, 90% (i.e., $450) to the Upper Tier Limited Partnership, as limited partner, and 10% to the Company, as general partner;





         (iv) 100% to the Company, as general partner, until it has received, together with all prior distributions pursuant to this clause (iv), clause (i) of this paragraph and clause (i) of the immediately preceding paragraph, a 12% per annum cumulative compounded return on the Adjusted GP Contribution commencing with respect to each capital contribution, on the date such Capital Contribution was made;





         (v) 100% to the Company, as general partner, until it has received, together with all prior distributions pursuant to this clause (v), clause (ii) of this paragraph and clause (ii) of the immediately preceding paragraph, aggregate distributions equal to the Adjusted GP Contribution; and





         (vi) 95% to the Company, as general partner, and 5% to the Upper Tier Limited Partnership, as limited partner.





7.  STOCKHOLDERS' EQUITY





    The Company has the authority to issue 50,000,000 shares of common stock, par value $10 per share (the "Common Stock"), and 10,000,000 shares of Preferred Stock, par value $10 per share. Stockholders equity consists of 12,963,046 shares of Common Stock issued and outstanding. Of the 12,963,046 shares issued and outstanding, 7,986,986 represent shares of Class A Common Stock, 4,936,060 represent shares of Class B Common Stock, and 40,000 represent shares of Class C Common Stock which were issued to affiliates of the Company's Asset Manager. Of the 7,986,986 of Class A Common Stock issued and outstanding, approximately 923,077 shares were issued as part of a subscription rights offering under the Plan. 12,962,046 shares were issued on the Effective Date pursuant to the Plan, and 1,000 were subsequently distributed. The Class A Common Stock, the Class B Common Stock and the Class C Common Stock have identical rights and privileges, and are treated as a single class, with respect to all matters (other than certain voting rights) including, without limitation, the payment of distributions and upon liquidation.





    On December 18, 1996, the Company declared a dividend of $6,481 to Class A, Class B and Class C Common Stockholders, on a pro-rata basis.





8.  STOCK PLAN AND REGISTRATION RIGHTS





    The Board of Directors of the Company adopted a Directors' Stock Plan effective October 10, 1996. Pursuant to the Stock Plan, the Board of Directors of the Company has the authority to issue to members of the Company's Board of Directors options to purchase, in the aggregate, 100,000 shares of Common Stock.

    On the Effective Date, the initial members of the Company's Board of Directors were granted options entitling each director to purchase an aggregate of 3,000 shares of Common Stock at an exercise price of $25 per share in accordance with the Plan. Each Director will receive an additional 400 shares of Common Stock at the 1997 annual meeting and each subsequent annual meeting. Total outstanding options at December 31, 1996 aggregated 27,000, of which 9,000 are exercisable currently and 9,000 are exercisable as of October 10, 1997 and October 10, 1998, respectively.





    The Company has entered into a Registration Rights Agreement between the Company and the holders of Common Stock. The Registration Rights Agreement permits certain of the Company's stockholders to demand, subject to certain conditions, that the Company register their Common Stock for sale and provides all of the Company's stockholders with the right to participate proportionally in any public offering of the Company's securities.





9.  RELATED PARTY TRANSACTIONS





    Asset Management - The Company has entered into an Asset Management Agreement with a company ("Asset Manager") that is directly affiliated with two of Metropolis' shareholders. One of these shareholders is also a Director and Officer of the Company. The Asset Manager provides asset advisory, consultation and management services for the Company. Fees for such services are payable in arrears, on a monthly basis of $25. The Asset Management Agreement also provides for reimbursement for costs and expenses for contractors and professional fees, payable as incurred. Fees under the Asset Management Agreement aggregated approximately $74.





    Property Management - The Company has also entered into a Management and Leasing Agreement with a company ("Property Manager/Leasing Agent") that is an affiliate of a shareholder. The Property Manager/Leasing Agent is to manage and operate the property and provide all supervisory, management and leasing services. The Management and Leasing Agreement provides for a fee of 1.5% of Gross Revenues, payable monthly and reimbursement for overhead and all reasonable out-pocket-expenses incurred. The Management and Leasing Agreement also provides for leasing commissions to be calculated on a sliding scale percentage basis of the lease's base rent. Fees under Management and Leasing Agreement aggregated approximately $392.





    REIT Management - The Company has entered into a REIT Management Agreement with the Property Manager/Leasing Agent ("REIT Manager"). The REIT Manager is to perform certain accounting, administrative and monitoring services. The REIT Management Agreement provides for compensation to the REIT Manager of a monthly fee and reimbursement of documented out-of-pocket expenses. There were no fees paid under the REIT Management Agreement for the period October 10, 1996 to December 31, 1996.





10. FAIR VALUE OF FINANCIAL INSTRUMENTS





    The carrying amount of cash and cash equivalents, escrow deposits, tenant security deposits, tax refunds receivable, and accounts receivable are a reasonable estimate of their fair value due to their short-term nature. The Company believes the fair value of the interest rate swap agreement generally offsets gains or losses on the Secured Notes being hedged and changes the nature of such underlying financial instruments. Because the maturity date of the Secured Notes and the termination date of the interest rate swap agreement are identical and the Company has no intention of terminating either the Secured Notes or the interest rate swap agreement, the fair value of the interest rate swap agreement may be of limited usefulness.

    The fair value of the notes receivables has been estimated by discounting cash flows at the current rate at which similar instruments would be issued with similar credit ratings for the remaining term. Management believes the fair market value of the notes receivables approximates the carry value at December 31,1996.





    The fair value of the mortgage loan payable has been estimated by discounting cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term. Management believes the fair market value of the mortgage loan payable approximates the carrying value at December 31, 1996.





    The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1996.





11. LEASES





    Minimum future rents (excluding escalation rentals) due to the Company under noncancelable leases as of December 31, 1996 are as follows:





                              1997                     $90,277
                              1998                     101,637
                              1999                      97,428
                              2000                      97,808
                              2001                      93,603
                              Thereafter               562,054
                                                    ----------
                                                    $1,042,807
                                                    ==========

                          METROPOLIS REALTY TRUST, INC.


              PRO FORMA CONSOLIDATED CONDENSED STATEMENT OF INCOME





            For the twelve months ended December 31, 1996 (Unaudited)





The following table sets forth selected historical and pro forma financial data. The unaudited Pro Forma Consolidated Condensed Statement of Income has been presented as if the transactions contemplated by the Plan, including the acquisition of the Properties, had been consummated on January 1, 1996. The unaudited Pro Forma Consolidated Condensed Statement of Income is derived from and should be read in conjunction with the Consolidated Statement of Income for the period October 10, 1996 (commencement of operations) to December 31, 1996 and the Combined Statements of Revenue and Certain Expenses for the period January 1, 1996 to October 10, 1996 included elsewhere in this Form 10-K. The unaudited Pro Forma Consolidated Condensed Statement of Income is presented for the Company principally because the Company believes that it more appropriately depicts the Company's operations in a manner comparable to the future operations of the Company. Specifically, the Company's Properties will be encumbered with less debt and related interest and the Company's valuation of the Properties for purposes of computing depreciation differs significantly from the historical valuation used by the Debtors. Accordingly, the statements do not reflect the Debtors' historical operations for the period January 1, 1996 to October 10, 1996 as certain expenses which are not be comparable to the expenses expected to be incurred in the future operations of the Company have been excluded. Historical expenses excluded consist of interest, depreciation and amortization and other costs not directly related to the future operations of the Company. The unaudited Pro Forma Consolidated Condensed Statement of Income is not necessarily indicative of what actual results of operations of the Company would have been had the transactions contemplated by the Plan been consummated as of January 1, 1996, nor does it purport to represent the results of operations of the Company for future periods.





---------------------------------------------------------------------------------------------------------------------------
                                                      Consolidated
                                                      Statement of
                                                       Income for
                                                       the period
                                                       October
                                                    October 10, 1996
                                                    (commencement of                                     Metropolis
                                                     operations) to               Pro Forma              Realty Trust
                                                    December 31, 1996            Adjustments              Pro Forma
---------------------------------------------------------------------------------------------------------------------------
                                                                   (In thousands, except share amounts)
---------------------------------------------------------------------------------------------------------------------------
REVENUES
---------------------------------------------------------------------------------------------------------------------------
  Rental Income                                             $ 30,106            $ 90,993(A)                  $ 121,099


  Interest Income                                                779                 410(A)                      1,189
                                                            --------            --------                     ---------


    Total Revenues                                            30,885                 91,403                    122,288
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
---------------------------------------------------------------------------------------------------------------------------
  Payroll and Benefits                                         1,170               3,258(A)                      4,428


  Operating and Maintenance                                    1,774               4,798(A)                      6,572


  Utilities                                                    1,195               5,288(A)                      6,483


  Management Fees                                                426               1,470(B)                      1,896


  Real Estate Taxes                                            6,208              21,299(A)                     27,507


  General and Administrative                                     588               1,991(A)                      2,579
                                                              ------              ------                        ------


   Total Operating Expenses                                   11,361              38,104                        49,465
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
OTHER EXPENSES
---------------------------------------------------------------------------------------------------------------------------
  Depreciation and Amortization                                3,457              11,931(C)                     15,388


  Interest Expense                                             7,484              25,829(D)                     33,313
                                                              ------              ------                        ------


   Total Other Expenses                                       10,941              37,760                        48,701
                                                              ------              ------                        ------
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
NET INCOME                                                   $ 8,583             $15,539                       $24,122
                                                             =======             =======                       =======
---------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
Primary Earnings Per Common Share:
---------------------------------------------------------------------------------------------------------------------------
Net Income from Continuing Operations                          $0.66                                             $1.86
                                                               =====                                             =====
---------------------------------------------------------------------------------------------------------------------------
Weighted Average Common Shares
Outstanding                                               12,963,046                                        12,963,046
                                                          ==========                                        ==========
---------------------------------------------------------------------------------------------------------------------------
Fully Diluted Earnings Per Share:
---------------------------------------------------------------------------------------------------------------------------
Net Income from Continuing Operations                          $0.66                                             $1.86
                                                               =====                                             =====
---------------------------------------------------------------------------------------------------------------------------
Weighted Average Common Shares
Outstanding                                               12,990,046                                        12,990,046
                                                          ==========                                        ==========
---------------------------------------------------------------------------------------------------------------------------




(A)     Reflects adjustments for operations of the Properties for the period January 1, 1996 to October 10, 1996.  See Item 8 -- FINANCIAL STATEMENTS AND
        SUPPLEMENTARY DATA.

(B)     Reflects pro forma adjusted management fees for the period January 1, 1996 to
        October 10, 1996.                                                                              $1,470
                                                                                                      =======

(C)     Reflects pro forma adjusted depreciation and amortization of the rental property and
        capitalized financing costs for the period January 1, 1996 to October 10, 1996                $11,931
                                                                                                      =======

(D)     Reflects pro forma adjusted interest costs from the Secured Notes for the period
        January 1, 1996 to October 10, 1996                                                           $25,829
                                                                                                     ========


                                           INDEPENDENT AUDITORS' REPORT








To the Stockholders of Metropolis Realty Trust, Inc.:





                  We have audited the combined balance sheet of the Purchased Properties owned indirectly by Metropolis Realty Trust, Inc. as described in
Note 1 as of December 31, 1995 and the combined statements of revenues and certain expenses as described in Note 1 for the period January 1, 1996 to October 10, 1996 and for the years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.





                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.





                  The accompanying combined statements of revenue and certain expenses were prepared in compliance with the rules and regulations of the Securities and Exchange Commission (for inclusion in the Annual Report on Form 10-K of Metropolis Realty Trust, Inc.) and as described in Note 1, are not intended to be a complete presentation of the Purchased Properties' revenue and expenses.





                  In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Purchased Properties owned indirectly by Metropolis Realty Trust, Inc. as described in Note 1 as of December 31, 1995 and the statements of combined revenues and certain expenses as described in Note 1 for the period January 1, 1996 to October 10, 1996 and for the years ended December 31, 1995 and 1994 in conformity with generally accepted accounting principles.














Deloitte & Touche LLP
New York, New York
December 5, 1996

                              PURCHASED PROPERTIES

                             COMBINED BALANCE SHEET
                                December 31, 1995
                                ($000's Omitted)


ASSETS

  Rental property                                         $ 645,235
  Cash and restricted cash                                    7,218
  Escrow deposits                                               493
  Rent receivables                                           54,573
  Deferred expenses                                          18,169
  Other assets                                                1,024
                                                         ----------
TOTAL ASSETS                                              $ 726,712
                                                          =========


LIABILITIES & CUMULATIVE DEFICIT

Liabilities
  Long-term debt                                          $ 902,603
  Deferred rent                                              20,706
  Accounts payable and accrued expenses                      11,280
  Security deposit payable                                      493
                                                         ----------
Total Liabilities                                           935,082
                                                         ----------
Cumulative Deficit                                        (208,370)
                                                         ----------

TOTAL LIABILITIES AND CUMULATIVE DEFICIT                  $ 726,712
                                                          =========

See notes to combined balance sheet.

                              PURCHASED PROPERTIES








              COMBINED STATEMENTS OF REVENUES AND CERTAIN EXPENSES


                    Period January 1, to October 10, 1996 and


                 For the Years Ended December 31, 1995 and 1994


                                ($000's Omitted)








                                         Period
                                         January 1,        Year Ended        Year Ended
                                         to October         December          December
                                          10, 1996          31, 1995          31, 1994
                                        ---------------  ---------------  ----------------

REVENUES:
  Rental Income                                $90,993         $121,209          $132,460
  Interest Income                                  410              820               123



                                        ---------------  ---------------  ----------------
    Total Revenues                              91,403          122,029           132,583

CERTAIN EXPENSES:
  Payroll and Benefits                           3,258            4,058             3,711



  Operating and Maintenance                      4,798            7,397             7,742



  Utilities                                      5,288            6,685             6,414



  Management Fees                                  528            1,163             1,633



  Real Estate Taxes                             21,299           28,309            28,822



  General and Administrative                     1,991            3,956             4,613



                                        ---------------  ---------------  ----------------
   Total Certain Expenses                       37,162           51,568            52,935
                                        ---------------  ---------------  ----------------

REVENUES IN EXCESS OF CERTAIN EXPENSES         $54,241          $70,461           $79,648
                                        ===============  ===============  ================









See notes to Combined Statements of Revenues and Certain Expenses.

                              PURCHASED PROPERTIES

                         NOTES TO COMBINED BALANCE SHEET
                             As of December 31, 1995





        AND NOTES TO COMBINED STATEMENTS OF REVENUES AND CERTAIN EXPENSES
             For the period January 1, 1996 to October 10, 1996 and
                 For the years ended December 31, 1995 and 1994
                                ($000's Omitted)


1. BACKGROUND, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization - Metropolis Realty Trust, Inc., a Maryland corporation ("Metropolis" or the Company"), was formed on May 13, 1996 to facilitate the consummation of the Second Amended Joint Plan of Reorganization of 237 Park Avenue Associates, L.L.C. ("237 LLC") and 1290 Associates, L.L.C. ("1290 LLC" and together with 237 LLC, the "Predecessors"), dated September 20, 1996 (the "Plan"). Pursuant to the Plan, on October 10, 1996 (the "Effective Date") the Company acquired the interests of 237 LLC and 1290 LLC in the office properties located at 237 Park Avenue (the "237 Property") and 1290 Avenue of the Americas (the "1290 Property," and together with the 237 Property, the "Properties"). The Company owns a 95% interest, as general partner, in 237/1290 Lower Tier Associates, L.P., a Delaware limited partnership (the "Lower Tier Limited Partnership") which owns a 99% partnership interest, as limited partner in each of 237 Park Partners, L.P., a Delaware limited partnership (the "237 Property Owning Partnership") and 1290 Partners, L.P., a Delaware limited partnership (the "1290 Property Owning Partnership," and together with the 237 Property Owning Partnership, the "Property Owning Partnerships"). The Property Owning Partnerships were formed to own the Properties. The remaining 1% interest in each of the Property Owning Partnerships is owned by one of two wholly-owned subsidiaries of the Company

         Basis of Presentation - The combined statements relate to the operations of the Properties (the "Purchased Properties"). The Purchased Properties have a combined net leasable area of approximately 3,103,000 square feet. As of October 10, 1996, the Purchased Properties are encumbered with less debt and related interest; the asset base and related depreciation is significantly different; one of the Predecessor's equity holders has a remaining subordinated 5% indirect interest; and the properties are managed by an affiliated property manager with a different management structure. Accordingly, Management believes the combined statements are the most meaningful presentation as they present the Purchased Properties' operations in a manner which excludes variables associated with the ownership and management of the Predecessors.

         Combined Statements of Revenue and Certain Expenses:

         The accompanying combined statements of revenue and certain expenses are presented in conformity with Rule 3-14 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the statements are not representative of the actual operations for the period January 1, 1996 to October 10, 1996 and for the years ended December 31, 1995 and 1994 as certain expenses which may not be comparable to the expenses expected to be incurred in the proposed future operations of the Purchased Properties have been excluded. Expenses excluded consist of interest, depreciation and amortization and other costs not directly related to the future operations of the Purchased Properties.

         Rental income is recognized on a straight line basis over the term of the related leases.

         Combined Balance Sheet:


         The accompanying combined balance sheet of the Purchased Properties include the separate balance sheets of each of the Properties.


         The presentation of the accompanying combined balance sheet in accordance with generally accepted accounting principles requires the management of the Purchased Properties to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet.
         Actual results could differ from those estimates.

         In conjunction with the negotiations with representatives of the first mortgage lender regarding a loan restructure, affiliates of the Predecessors reached an agreement with the first mortgage lender whereby effective January 1, 1993, the affiliates of the Purchased Properties were limited to taking distributions of $250 on a monthly basis from the Purchased Properties reserving the remaining excess cash flow in a separate interest-bearing account to be used exclusively to meet the obligations of the Purchased Properties. Such reserved amounts, of approximately $6,576 in the aggregate at December 31, 1995, are classified as restricted funds in the accompanying combined balance sheet.

         Provisions for value impairment are recorded with respect to the investment properties whenever the estimated future cash flows from a property's operations and projected sale are less than the property's net carry value. The investment properties are carried at historical cost on the accompanying balance sheet.

         Deferred expenses are comprised of leasing and renting costs which are amortized using the straight-line method over the terms of the related leases.

         No provision for State or Federal income taxes has been made as the liability for such taxes is that of the Purchased Properties' owners.

         Depreciation on the investment properties has been provided over the estimated useful lives of 5 to 39 years using the straight-line method.

         Although certain leases of the Purchased Properties provide for tenant occupancy during periods for which no rent is due, the Purchased Properties accrue prorated rental income for the full period of occupancy. In addition, although certain leases provide for step increases in rent during the lease term, the Purchased Properties recognize the total rents receivable on a straight-line basis. Such amounts are included in accrued rents receivable in the accompanying combined balance sheet.

         Significant betterments and improvements are capitalized and depreciated over their estimated useful lives. An affiliate of the Predecessor Owners of the Purchased Properties' performs certain maintenance and repair work and construction of certain tenant improvements.

2.       LONG TERM DEBT

         Long term debt consists of a first mortgage loan of $902,603 bearing interest at the short-term U.S. Treasury obligation note rate plus 1-3/4% with a minimum rate on the loan of 7% per annum; allocated among and cross-collaterally secured by the Properties. Monthly payments of principal and interest are based upon a 30-year amortization schedule. The loan is in technical default at December 31, 1995. The terms of default were subsequently cured through the Plan. The stated maturity of the principal plus accrued interest is due March 1999.

3.       LEASES

         At December 31, 1995, all leases relating to the properties are properly classified as operating leases. Leases with commercial tenants range in term from 1 to 17 years and provide for fixed minimum rent and partial to full reimbursement of operating costs. Affiliates of the Predecessor Owner of the Purchased Properties have lease agreements and occupy approximately 95,000 square feet of space at 237 Park Avenue at rental rates which approximate market.

         Deferred rent represents the unearned portion of lease termination fees paid by certain tenants of the 1290 Avenue of America's property. The lease termination fees are being amortized over the remaining terms of the tenant and sub-tenant leases.

         Minimum future rents due under noncancelable leases as of December 31, 1995 are as follows:


                              1996                     $80,951
                              1997                      90,148
                              1998                     101,492
                              1999                      97,235
                              2000                      96,314
                              Thereafter               665,041
                                                     ---------
                                                    $1,131,181
                                                    ==========



4.       CAPITAL EXPENDITURES

         For the period from January 1, 1996 to October 10, 1996 and for the years ended December 31, 1995 and 1994, capital expenditures related to the rental property aggregated $4,048, $4,142 and $107, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.





                                                       None

                                                     PART III





ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT





The directors and executive officers of the Company as of December 31, 1996 are as follows:






Name                               Age                 Position



William L. Mack..................  57       Director and Chairman of the Board

Lee S. Neibart...................  46       Director and President

W. Edward Scheetz................  32       Director and Vice President

Bruce H. Spector.................  54       Director

John R. Klopp....................  43       Director and Vice President

Russel S. Bernard................  39       Director

Ralph F. Rosenberg...............  32       Director

David A. Strumwasser.............  45       Director

David Roberts....................  35       Director







                  Each of the officers and directors listed above, other than John R. Klopp, has served in the positions listed for the Company, the GP Corps and the Upper Tier GP Corp. since September 1996. Mr. Klopp has served as a Director since September 1996 and as an officer since December 1996.





                  William L. Mack has been a principal of Apollo Real Estate Advisors, L.P. since its inception in 1993 and serves as President of its corporate general partner. Since 1969, Mr. Mack has been President and a Senior Partner of the Mack Organization, a national owner and developer of and investor in office and industrial buildings and other income-producing real estate investments. Mr. Mack is also the controlling stockholder of Patriot American, an owner and manager of office buildings in the Southwest and West. Mr. Mack is a director of Vail Resorts, Inc., an owner and operator of several Colorado ski resorts, and Koger Equity, Inc., a REIT that owns and operates office parks in the Southeastern and Southwestern regions of the United States. Mr. Mack also serves as a director of the New York State Urban Development Corporation, as Chairman of the Undergraduate Executive Board of the University of Pennsylvania's Wharton School of Business and as Chairman Emeritus of the Board of Trustees of the Long Island Jewish Center. Mr. Mack received a BS in Business Administration from the New York University School of Business.





                  Lee S. Neibart is a partner of Apollo Real Estate Advisors, L.P., with which he has been associated since 1994, and directs portfolio and asset management. From 1979 to 1993, he was Executive Vice President and Chief Operating Officer of the Robert Martin Company, a private real estate development and management firm which owns and manages approximately seven million square feet of commercial real estate and with which he was associated for over fourteen years. Mr. Neibart is a director of Capital Apartment Properties, Inc., a private REIT that owns and manages multi-family housing units across the United States; Roland International, Inc., a land development company; Allright Corporation, an owner and operator of parking facilities throughout the United States; Koger Equity, Inc., a REIT that owns and operates office parks in the Southeastern and Southwestern regions of the United States; and NextHealth, Inc., an owner and operator of spa and wellness facilities. He is also a past president of the New York Chapter of the National Association of Industrial and Office Parks. Mr. Neibart received a BA from the University of Wisconsin and an MBA from New York University.





                  W. Edward Scheetz has been a partner of Apollo Real Estate Advisors, the managing general partner of the Apollo Real Estate Investment Funds since May 1993. Mr. Scheetz directs the acquisition and investment activities of such funds. From 1989 to 1993, Mr. Scheetz was a principal of Trammell Crow Ventures, a national real estate investment firm. Mr. Scheetz is a director of Capital Apartment Properties, Inc., a private REIT that owns and manages multi-family housing units across the United States; Roland International, Inc., a land development company; NextHealth, Inc., an owner and operator of spa and wellness facilities; Koger Equity, Inc., a REIT that owns and operates office parks in the Southeastern and Southwestern regions of the United States; Allright Corporation, one of the largest parking operators in the country; and Koll Management Services, Inc., one of the nation's largest commercial management firms. Mr. Scheetz serves on the compensation committee of Koger Equity, Inc. Mr. Scheetz received an AB in Economics from Princeton University.





                  Bruce H. Spector is a principal of Apollo Real Estate Advisors, L.P., with which he has been involved since 1993 and has been responsible for advising on matters of reorganization strategy. From 1967 to 1992, Mr. Spector was a member of the law firm of Stutman, Treister and Glatt, spending a substantial amount of that time as a senior partner and head of the firm's executive committee. Mr. Spector serves on the boards of Vail Resorts, Inc., an owner and operator of several Colorado ski resorts; United International Holdings, Inc., a designer and owner of cable and telephone systems outside of North America; Telemundo Group, Inc., a national Spanish-language oriented television producer; and NextHealth, Inc., an owner and operator of spa and wellness facilities. Mr. Spector graduated from the University of Southern California with a degree in economics and from the UCLA School of Law with a JD.





                  John R. Klopp has been a Managing Partner of VCG since 1989. VCG served as financial advisor to the ad hoc committee of Noteholders in the Debtors' Chapter 11 case. VCG is a private real estate merchant banking firm which was formed in 1989 and is based in New York City. From 1982 to 1989, Mr. Klopp was a Managing Director and co-head of Chemical Realty Corporation ("Chemical Realty"), the real estate investment banking affiliate of Chemical Bank. Prior to founding Chemical Realty, he held various positions in Chemical Bank's Real Estate Division and was responsible for originating, closing and monitoring portfolios of construction and interim loans. Mr. Klopp is a trustee of California Real Estate Investment Trust. He received a B.A. from Tufts University in 1976 with a major in economics, and an M.B.A. in 1978 from the Wharton School at the University of Pennsylvania with a major in real estate and finance.





                  Russel S. Bernard is a principal of Oaktree Capital Management, LLC, with which he has been involved since 1995, and is the portfolio manager of Oaktree's real estate and mortgage fund. Prior to joining Oaktree in 1995, Mr. Bernard was a Managing Director of Trust Company of the West (TCW). Under subadvisory relationships with Oaktree, Mr. Bernard continues to serve as portfolio manager for the TCW Special Credits distressed mortgage funds. From 1986 to 1994, Mr. Bernard was a partner in Win Properties, Inc., a national real estate investment company, where he was responsible for the acquisition, financing and operation of a national real estate portfolio. Mr. Bernard is a director of Cadillac Fairview Corporation, which owns, manages and develops shopping centers and office and mixed use properties in the U.S. and Canada. Mr. Bernard holds a B.S. in Business Management and Marketing from Cornell University.





          Ralph F. Rosenberg has been a Vice President in the Investment Banking Division at Goldman, Sachs & Co. since 1994. Prior to that he was an Associate in the Real Estate Principal Investment Area from 1992 to 1994, and he served as an Associate in the Real Estate Department from 1990 to 1992. Mr. Rosenberg was a Financial Analyst at Goldman, Sachs & Co. from 1986 until 1988. Mr. Rosenberg is a director of Cadillac Fairview Corporation and Rockefeller Center Properties, Inc. He received a B.A. from Brown University in 1986, and an M.B.A. from the Stanford Graduate School of Business in 1990.

                  David A. Strumwasser is a principal of Whippoorwill Associates, Incorporated ("Whippoorwill"), an investment management firm, and has served as a Managing Director and General Counsel of Whippoorwill since 1993. From 1984 to 1993, Mr. Strumwasser was a Partner and co-head of the Bankruptcy and Reorganization Practice at the New York law firm of Berlack, Israels & Liberman LLP. Prior to that, he practiced bankruptcy law at Anderson Kill & Olick, LLP, from 1981 to 1984, and at Weil, Gotshal & Manges LLP, from 1976 to 1979. From 1979 to 1981, Mr. Strumwasser was an Assistant Vice President at Citicorp Industrial Credit, Inc. Mr. Strumwasser received a B.A. in political science from the State University of New York at Buffalo in 1973, and a J.D. from Boston College Law School in 1976.





                  David Roberts has been a Managing Director of Angelo, Gordon & Co., L.P. ("Angelo, Gordon") an investment management firm, since 1993, where he oversees the firm's real estate investment activities. From 1988 until 1993, Mr. Roberts was a principal of Gordon Investment Corporation, a Canadian merchant bank, where he participated in a wide variety of principal transactions including investments in the real estate and mortgage banking industries. Prior to that, Mr. Roberts worked in the Corporate Finance Department of L.F. Rothschild & Co. Incorporated, an investment bank, as a Senior Vice President specializing in mergers and acquisitions. Mr. Roberts has a B.S. in Economics from the Wharton School of the University of Pennsylvania.





                  Pursuant to the Charter, until the occurrence of a Simplification Event (as hereinafter defined), the Company's nine-member Board of Directors will be divided into five classes. The Class I Director, Lee S. Neibart, was designated by Apollo, (and after the Effective Date, by the holders of Class B Common Stock); the Class II Directors consist of Bruce H. Spector, a director designated by Apollo (and, after the Effective Date, by the holders of the Class B Common Stock) and David Roberts, a director reasonably acceptable to Apollo designated by Noteholders other than Apollo, Whitehall Street Real Estate, Ltd. ("Whitehall") and Oaktree Capital Management, LLC ("Oaktree") (and, after the Effective Date, by the holders of the Class A Common Stock); the Class III Directors consist of W. Edward Scheetz, a director designated by Apollo (and, after the Effective Date, by the holders of Class B Common Stock) and David A. Strumwasser, a director reasonably acceptable to Apollo designated by Noteholders other than Apollo, Whitehall and Oaktree (and, after the Effective Date, by the holders of Class A Common Stock); the Class IV Directors consist of William L. Mack, a director designated by Apollo (and, after the Effective Date, by the holders of Class B Common Stock) and Ralph F. Rosenberg, a director reasonably acceptable to Apollo designated by Whitehall (the "Whitehall Director"); and the Class V Directors consist of Russel S. Bernard, a director designated by Oaktree (the "Oaktree Director") and John R. Klopp, a director designated by Noteholders (other than Apollo, Whitehall and Oaktree).





                  The term of the initial Class I Director will terminate on the date of the 1997 annual meeting of stockholders; the term of the initial Class II Directors will terminate on the date of the 1998 annual meeting of stockholders; the term of the initial Class III Directors will terminate on the date of the 1999 annual meeting of stockholders; the term of the initial Class IV Directors will terminate on the date of the 2000 annual meeting of stockholders; and the term of the initial Class V Directors will terminate on the date of the 2001 annual meeting of stockholders. At the 1997 annual meeting of stockholders, the successor to the initial Class I Director will be elected for a four-year term; at the 1998 annual meeting of stockholders, the successors to the initial Class II Directors shall be elected for a three-year term; at the 1999 annual meeting of stockholders, the successors to the initial Class III Directors will be elected for a two-year term; at the 2000 annual meeting of stockholders, the successors to the initial Class IV Directors shall be elected for a one-year term; at the 2001 annual meeting of stockholders, the successors to the Class I, Class II, Class III, Class IV and Class V Directors will be elected for a one year term. Directors will hold office until the annual meeting for the year in which their terms expire and until their successors shall be elected and qualify, subject, however, to prior death, resignation, retirement, disqualification or removal from office. The terms of the Initial Directors will commence on the Effective Date. The Charter provides that the Company will at all times have at least two directors that are not affiliated with Apollo, any Transferee (as defined in the Charter) or any other stockholder of more than 10% of the stock of the Company.





                  For so long as any shares of Class C Common Stock are outstanding as Class C Common Stock, holders of Class C Common Stock will not be permitted to vote in any election of Directors.





                  "Simplification Event" means the earliest to occur of (i) the date on which Apollo and its affiliates (taken together) or any transferee and its affiliates (taken together) no longer hold a number of shares of Common Stock representing at least 30% of the combined voting power of all outstanding shares of stock of the Company; (ii) the date on which Apollo and its affiliates (taken together) or any transferee and its affiliates (taken together) or any other person or entity and its affiliates (taken together) holds a number of shares of Common Stock representing at least 75% of the combined voting power of all outstanding shares of stock of the Company; (iii) the fifth anniversary of the Effective Date; and (iv) the date of the annual meeting of stockholders in 2001.








ITEM 11.          EXECUTIVE COMPENSATION





                  The Company has no employees. The members of the Board of Directors will each receive as an annual retainer (i) $10,000 which will be paid in cash, and (ii) 400 shares of Common Stock to be issued under the Stock Plan. Such stock and cash will be paid to the current Board of Directors at the 1997 annual meeting of directors. Directors will receive an additional payment of $750 for each Board of Directors meeting attended. Upon election to the Board of Directors, each Director received options to purchase 3,000 shares of the Company's common stock which will vest over two years and will be exercisable at $25.00 per share. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT -- Description of the Company's Stock Plan."





          The Company has purchased a directors' and officers' liability insurance policy in the amount of $10,000,000.





                  The Directors and officers of the Company, the Upper Tier GP Corp. and the GP Corps are identical. The officers of the Company will not receive any compensation from the Company, other than any compensation they may receive as Directors. The Directors and officers of the Upper Tier GP Corp. and the GP Corps will not receive any compensation from the Upper Tier GP Corp. or the GP Corps.





ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT





                  The information set forth in the following table is furnished as of February 28, 1997, with respect to any person (including, any "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) who is known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities, and as to those shares of the Company's equity securities beneficially owned by each of its Directors, its executive officers, and all of its executive officers and Directors as a group. As of the December 31, 1996, there were 12,963,046 shares of Common Stock outstanding.





                                                                         Number of Shares       Percent of Common
                                                                        Beneficially Owned            Stock
                                                                        ------------------       ----------------


Principal Stockholders
Apollo Real Estate Investment Fund, L.P. (1)                                   4,936,060               38.1%
Oaktree Capital Management, LLC (2)                                            2,407,856               18.6%
Whitehall Street Real Estate, Ltd. (3)                                         1,122,421                8.7%
Angelo, Gordon & Co., L.P.                                                       818,339                6.3%
Fernwood Associates, L.P. (4)                                                    704,197                5.4%
Fernwood Foundation Fund LP (5)                                                  704,197                5.4%

Directors and Executive Officers

William L. Mack (6)                                                            4,937,060               38.1%
Lee S. Neibart (7)                                                             4,937,060               38.1%
W. Edward Scheetz (8)                                                          4,937,060               38.1%
Bruce H. Spector (9)                                                           4,937,060               38.1%
John R. Klopp (10)                                                                21,000                   *
Russel S. Bernard (11)                                                         2,408,856               18.6%
Ralph F. Rosenberg (12)                                                        1,123,421                8.7%
David A. Strumwasser (13)                                                        336,558                2.6%
David Roberts (14)                                                                 1,000                   *
Directors and Executive Officers as a group (9 persons) (15)                   8,830,895               68.1%





---------------------
*        Less than 1%





(1) Held of record by Atwell & Co., c/o The Chase Manhattan Bank, N.A., 4 New York Plaza - 11th Floor, New York, NY 10004.

(2) Held of record by (i) Taylor & Co., c/o Sanwa Bank California Trust Operations, 1977 Saturn Street, Monterey Park, CA 91754 (1,848,248 shares), (ii) Cun & Co, c/o The Bank of New York, One Wall Street, New York, NY 10005 (176,049 shares) and (iii) Salkeld & Co., c/o Bankers Trust Company, 14 Wall Street, New York, NY 10015 (383,559 shares). Includes (i) 140,839 shares held by a limited partnership of which Oaktree is the general partner, (ii) 35,210 shares held by a third party account for which Oaktree is the investment manager, (iii) 2,231,807 shares held by various limited partnerships, trusts and third party accounts for which TCW Asset Management Company or certain of its affiliates are the general partner, trustee or investment manager, respectively. Oaktree is a sub-advisor of TCW Asset Management Company and acts as a fiduciary on behalf of such funds and accounts.

(3)      Held of record by WSB Realty LLC, 85 Broad Street, New York, NY 10004.

(4) Fernwood Associates, L.P.'s address is c/o NSCC NY Window, 55 Water Street, Concourse Level - South Bldg., New York, NY 10041. Includes the 12,574 shares of Common Stock owned by Fernwood Foundation Fund, L.P. ("Fernwood Foundation"); Fernwood Foundation and Fernwood Associates, L.P. ("Fernwood Associates") have the same general partner.

(5) Fernwood Foundation Fund LP's address is NSCC NY Window, 55 Water Street, Concourse Level - South Bldg., New York, NY 10041. Includes the 691,623 shares of Common Stock owned by Fernwood Associates; Fernwood Foundation and Fernwood Associates have the same general partner.

(6) Includes all shares owned by Apollo and 1,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Mack on the Effective Date under the Company's Stock Plan. Mr. Mack is a principal of Apollo Real Estate Advisors, L.P., the general partner of Apollo, and the President of its corporate general partner. Mr. Mack disclaims beneficial ownership of the shares of Common Stock owned by Apollo.

(7) Includes all shares owned by Apollo and 1,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Neibart on the Effective Date under the Company's Stock Plan. Mr. Neibart is a partner of Apollo Real Estate Advisors, L.P. Mr. Neibart disclaims beneficial ownership of the shares of Common Stock owned by Apollo.

(8) Includes all shares owned by Apollo and 1,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Scheetz on the Effective Date under the Company's Stock Plan. Mr. Scheetz is a partner of Apollo Real Estate Advisors, L.P. Mr. Scheetz disclaims beneficial ownership of the Common Stock owned by Apollo.

(9) Includes all shares owned by Apollo and 1,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Spector on the Effective Date under the Company's Stock Plan. Mr. Spector is a principal of Apollo Real Estate Advisors, L.P. Mr. Spector disclaims beneficial ownership of the shares of Common Stock owned by Apollo.

(10) Includes 1,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Klopp on the Effective Date under the Company's Stock Plan.

(11) Includes all shares owned by funds and accounts managed by Oaktree and 1,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Bernard on the Effective Date under the Company's Stock Plan. Mr. Bernard is a principal of Oaktree. Mr. Bernard disclaims beneficial ownership of the shares of Common Stock owned by funds and accounts managed by Oaktree. Mr. Bernard has declined the Company's grant of stock options to him and has requested that the Company grant such stock options to the funds and accounts managed by Oaktree.

(12) Includes all shares owned by Whitehall and 1,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Rosenberg on the Effective Date under the Company's Stock Plan. Mr. Rosenberg disclaims beneficial ownership of the shares of Common Stock owned by Whitehall. Mr. Rosenberg is a Vice President of Goldman, Sachs & Co. Pursuant to Mr. Rosenberg's employment arrangements with Goldman Sachs, Mr. Rosenberg is required to transfer to Goldman Sachs any shares of Common Stock he receives either directly under the Company's Stock Plan or purchases upon an exercise of options granted under the Company's Stock Plan.

(13) Includes all shares held by Whippoorwill Associates, Inc. as agent and/or general partner of various discretionary accounts and 1,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Strumwasser on the Effective Date under the Company's Stock Plan. Mr. Strumwasser is a principal of and Managing Director and General Counsel of Whippoorwill Associates. Mr. Strumwasser disclaims beneficial ownership of the shares of Common Stock owned by discretionary accounts managed by Whippoorwill Associates as set forth above.

(4) Includes 1,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Roberts on the Effective Date under the Company's Stock Plan. Does not include 818,339 shares owned by Angelo Gordon. Mr. Roberts is a Managing Director of Angelo Gordon. Mr. Roberts disclaims beneficial ownership of the 818,339 shares of Common Stock owned by Angelo Gordon.

(15) See notes 1 through 14 above with respect to the nature of the ownership of Directors and Executive Officers as a group, including disclaimers of beneficial ownership described therein.


                  Description of Stock Plan





          The following is a summary of the material terms of the Stock Plan. Such summary does not purport to be complete and is qualified in its entirety by reference to the Stock Plan, a copy of which has been filed as an exhibit to this Form 10-K.





                  The Board of Directors adopted the Stock Plan on the Effective Date. The purpose of the Stock Plan is to attract and retain qualified persons as Directors. Pursuant to the Stock Plan, the Board of Directors of the Company has the authority to issue to members of the Company's Board of Directors options to purchase, in the aggregate, 100,000 shares of Common Stock. Pursuant to the Plan and the Stock Plan, on the Effective Date, the initial members of the Company's Board of Directors were granted options entitling each director to purchase an aggregate of 3,000 shares of Common Stock at an exercise price of $25.00 per share. Thereafter, each Director who is elected or appointed after the Effective Date will be granted options to purchase 3,000 shares of Common Stock on the date of the meeting of the Company's stockholders at which such Director is first elected to the Board of Directors or the date of the Board of Directors meeting at which such Director is first appointed to the Board of Directors to fill a vacancy on the Board of Directors. Each holder of an option issued under the Stock Plan will be entitled to exercise the option to purchase one-third of the shares of Common Stock covered by such option on the date of original issuance thereof, one-third on the first anniversary of such date and one-third on the second anniversary of such date, in each case, any time prior to the tenth anniversary of the Effective Date. Pursuant to the Stock Plan, Directors will receive 400 shares of

Common Stock on the date of each annual meeting of the Company's stockholders beginning with the annual meeting of stockholders in 1997.





                  If the holder of an option ceases to serve as a Director of the Company for any reason, options that have been previously granted to such holder and that have not been vested will be forfeited and options that are vested as of the date of such cessation may be exercised by such holder in accordance with and subject to the Stock Plan. If the holder of an option dies while serving as a Director of the Company, options that have been previously granted to such holder and that are vested as of the date of such holder's death may be exercised by such holder's legal representative in accordance with and subject to the Stock Plan.








ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS





                  Asset Manager





                  The Company has retained 970 Management, LLC, an affiliate of Victor Capital Group, L.P. to serve as the Company's Asset Manager pursuant to an Asset Management Agreement, dated as of the Effective Date (the "Asset Management Agreement"). John R. Klopp, one of the Company's Directors and an officer and a stockholder of the Company, is a Managing Partner of VCG. Pursuant to the Asset Management Agreement, the Asset Manager will act as the Company's advisor and consultant with respect to the management of the Properties and the Company's interests in the Property Owning Partnerships and Lower Tier Limited Partnership.





                  The Asset Management Agreement has an initial term of one year, which term will be automatically extended for consecutive one year periods thereafter unless the Company or the Asset Manager notify the other at least 30 days before the then current term would otherwise terminate, of its election not to extend the term.





                  The Company may terminate the Asset Management Agreement (i) after the expiration of a cure period, by notice to the Asset Manager if the Asset Manager defaults in any material respect in its performance under the Asset Management Agreement, and (ii) immediately upon notice to the Asset Manager if the Properties are sold or if there is a change in control of the Asset Manager. The Asset Manager may terminate the Asset Management Agreement if the Company defaults in the payment of any amount due and payable to the Asset Manager and such failure continues for 30 days after the Asset Manager's written notice of such failure. Either party may terminate the Asset Management Agreement by giving notice to the other upon the occurrence of certain events relating to the bankruptcy or insolvency of the other party.





                  The Company will pay the Asset Manager a fee (the "Asset Management Fee") in an amount equal to $25,000 per month. In addition to the payment of the Asset Management Fee, the Company will reimburse the Asset Manager for certain expenses. If the Company sells or disposes of one but not both of the Properties, the Company and the Asset Manager will review whether an adjustment to the Asset Management Fee is appropriate. If the Company believes that the Asset Management Fee should be reduced and the parties are unable in good faith to agree upon a reduced fee, the Asset Management Agreement will be terminable by either party upon 90 days' notice to the other.





                  Pursuant to the Plan, VCG received fees of $1,000,000 for services rendered in connection with the financing of the Properties, $500,000 for services rendered in connection with the consummation of the Plan and approximately $416,000 for services rendered to the Ad Hoc Committee of Noteholders in connection with the Plan. In addition, 40,000 shares of Common Stock payable to VCG under the Plan for services rendered in connection with the consummation of the Plan were issued to the Managing Partners of VCG.

                  Management and Leasing Agreements





                  Each of the Property Owning Partnerships entered into a Management and Leasing Agreement, dated as of the Effective Date (the "Property Management Agreements") with the Property Manager/Leasing Agent. Nyprop, LLC, a stockholder of the Company, is an affiliate of the Property Manager/Leasing Agent. Pursuant to the Property Management Agreements, the Property Manager/Leasing Agent will perform all supervisory, management and leasing services and functions reasonably necessary or incidental to the leasing, management and operations of the Properties.





                  The Property Management Agreements have an initial term of two years, which term will be automatically extended for additional consecutive 90 day terms until such time as a Property Owning Partnership notifies the Property Manger/Leasing Agent in writing, at least 30 days before the then current term would otherwise terminate, of its election not to extend the term of a Property Management Agreement.





                  A Property Owning Partnership may terminate its Property Management Agreement on 60 days notice if its Property is either sold by the Property Owning Partnership or refinanced by the Property Owning Partnership pursuant to a securitized financing of the Property, provided that termination of the Property Management Agreement as a result of such financing will only be effective if the Property Manager/Leasing Agent is not approved by the rating agency participating in such financing. Each Property Owning Partnerships may terminate its Property Management Agreement (i) after a certain cure period, upon notice to the Property Manager/Leasing Agent if the Property Manager/Leasing Agent breaches a material term of the Property Management Agreement, and (ii) immediately upon notice to the Property Manager/Leasing Agent if (x) the Property Manager/Leasing Agent or any principal of the Property Manager/Leasing Agent intentionally misappropriates funds of the Property Owning Partnership or commits fraud against the Property Owning Partnership or if there is a change in control of the Property Manager/Leasing Agent. The Property Manager/Leasing Agent may terminate a Property Management Agreement (i) after a certain cure period, upon notice to the Property Owning Partnership if the Property Owning Partnership breaches a material term of the Property Management Agreement, and (ii) upon 60 days notice to the Property Owning Partnership if the Property Owning Partnership fails to provide funds on a consistent basis to operate and maintain the Property. Either party may terminate a Property Management Agreement upon notice to the other party in the event that a petition in bankruptcy is filed against the other party and is not dismissed within 60 days, or a trustee, receiver or other custodian is appointed for a substantial part of the other party's assets and is not vacated within 60 days or the other party makes an assignment for the benefit of its creditors.





                  On the Effective Date, each Property Owning Partnership paid the Property Manager/Leasing Agent $50,000 per month (pro rated for any partial month) for services provided by the Property Manager/Leasing Agent prior to the Effective Date in connection with the transition of ownership and management of the Properties from the Property Owning Partnerships' predecessors, for the period commencing August 1, 1996 and ending on the Effective Date. Each Property Owning Partnership will (i) pay the Property Manager/Leasing Agent a fee in an amount equal to 1.5% of gross revenues from the respective Property, which fee will be paid monthly, and (ii) reimburse the Property Manager/Leasing Agent for all reasonable out-of-pocket expenses incurred by the Property Manager/Leasing Agent related to the performance of its responsibilities under the Property Management Agreement, to the extent set forth in the annual budget. In addition, the Property Manager/Leasing Agent will be entitled to receive commissions in connection with the leasing of space at the Properties and renewals and extensions of leases.





                  The Company has entered into a REIT Management Agreement with the Property Manager/Leasing Agent ("REIT Manager"). The REIT Manager is to perform certain accounting, administrative and monitoring services. The REIT Management Agreement provides for compensation to the REIT Manager of monthly fees aggregating approximately $125,000 per annum, a one-time fee of $15,000, and reimbursement of documented out-of-pocket expenses. There were no fees paid under the REIT Management Agreement for the period October 10, 1996 to December 31, 1996.

                  Other Transactions





                  On December 17, 1996, the Bankruptcy Court approved the payment by the Company to Goldman, Sachs & Co. of approximately $345,000 in fees and expenses for services rendered in connection with the financing of the Properties. Ralph Rosenberg, a director of the Company, is a Vice President of Goldman, Sachs & Co. Goldman, Sachs & Co. is the managing partner of Whitehall Street Real Estate, Ltd., a stockholder of the Company.





ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.



2.1   Second Amended Joint Plan of Reorganization of 237 Park Avenue Associates, L.L.C. and 1290
      Associates, L.L.C.*

2.2   Technical Amendment to Second Amended Joint Plan of Reorganization of 237 Park Avenue
      Associates, L.L.C. and 1290 Associates, L.L.C.*

2.3   Second Technical Amendment to Second Amended Joint Plan of Reorganization of 237 Park
      Avenue Associates, L.L.C. and 1290 Associates, L.L.C.*

3.1   Articles of Amendment and Restatement of Metropolis Realty, Trust, Inc., dated October 7,
      1996.*

3.2   Amended and Restated By-Laws of Metropolis Realty Trust, Inc.*

10.1  Agreement and Plan of Merger among 1290 Associates, L.L.C., 237 Park Avenue Associates,
      L.L.C. and 237/1290 Upper Tier Associates, L.P., as of October 10, 1996.*

10.2  Limited Partnership Agreement of 237 Park Partners, L.P.*

10.3  Limited Partnership Agreement of 1290 Partners, L.P.*

10.4  Agreement of Limited Partnership of 237/1290 Lower Tier Associates, L.P.*

10.5  Amended and Restated Limited Partnership Agreement of 237/1290 Upper Tier Associates,
      L.P.*

10.6  Redemption and Substitution Agreement among JMB/NYC Office
      Building Associates, L.P., O&Y Equity Company, L.P., O&Y NY
      Building Corp., 237/1290 Upper Tier GP Corp., and 237/1290
      Upper Tier Associates, L.P., dated October 10, 1996.*

10.7  Metropolis Realty Trust, Inc. 1996 Directors' Stock Plan.*

10.8  Form of Metropolis Realty Trust, Inc. Stock Option Agreement for Directors.*

10.9  Form of Indemnification Agreement, dated as of October 10, 1996.*

10.10 Registration Rights Agreement, dated as of October 10, 1996.*

10.11 Participation Agreement (JMB Notes) between Metropolis Realty Trust, Inc. and Michigan
      Avenue L.L.C., dated as of October 10, 1996.*

10.12 Indemnification Agreement given by Property Partners, L.P., Carlyle-XIII Associates, L.P., and
      Carlyle-XIV Associates, L.P. to Metropolis Realty Trust, Inc., dated as of October 10, 1996.*

----------------



* Incorporated by reference to the Registrant's Registration Statement on Form 10 (File No. 0-21849) and any amendments thereto.










10.13    Modification of Operating Agreement of 237 Park Avenue Associates, L.L.C., dated as of
         October 10, 1996.*

10.14    Noteholders Contribution and Participation Agreement between Metropolis Realty Trust, Inc.
         and Bankers Trust Company, dated as of October 10, 1996.*

10.15    Debt Contribution Agreement, dated as of October 10, 1996, among Metropolis Realty Trust,
         Inc., 237/1290 Lower Tier Associates, L.P., 237 Park Partners, L.P.,  and 1290 Partners,
         L.P.*

10.16    Debt Assumption, Release and Security Agreement (237 Excess amount) dated October 10,
         1996.*

10.17    Debt Assumption, Release and Security Agreement (1290 Excess amount) dated October 10,
         1996.*

10.18    Release of Assumed Debt and Termination of Security Interest by Bankers Trust Company for
         the benefit of O&Y NY Building Corp. and O&Y Equity Company, L.P., dated as of
         October 10, 1996.*

10.19    237 Property Contribution Agreement between 237/1290 Upper Tier Associates, L.P., 237/1290
         Lower Tier Associates, L.P. and 237 Park Partners, L.P. dated as of October 10, 1996.*

10.20    1290 Property Contribution Agreement among 237/1290 Upper Tier Associates, L.P., 237/1290
         Lower Tier Associates, L.P. and 1290 Partners, L.P. dated as of October 10, 1996.*

10.21    Credit Agreement among 1290 Partners, L.P., 237 Park Partners, L.P., the lenders listed herein and The Chase Manhattan Bank, dated as of October 10, 1996.*

10.22    Consolidated, Amended and Restated Promissory Note in the amount of $420,000,000 from
         1290 Partners, L.P., and 237 Park Partners, L.P. to The Chase Manhattan Bank, dated October
         10, 1996.*

10.23    Mortgage Modification, Restatement and Security Agreement from
         1290 Partners, L.P., and 237 Park Partners, L.P., to The Chase
         Manhattan Bank, dated as of October 10, 1996.*

10.24    Master Agreement among The Chase Manhattan Bank, 1290 Partners, L.P. and 237 Park
         Partners, L.P., dated as of October 10, 1996.*

10.25    Schedule to the Master Agreement between The Chase Manhattan Bank and 1290 Partners, L.P.
         and 237 Park Partners, L.P., dated as of October 10, 1996.*

10.26    Interest Rate Agreement Pledge, and Security Agreement among 1290 Partners, L.P., 237 Park
         Partners, L.P., and The Chase Manhattan Bank, dated as of October 10, 1996.*

10.27    Assignment of Leases, Rents and Security Deposits, dated October 10, 1996, by 1290 Partners,
         L.P. and 237 Park Partners L.P. to The Chase Manhattan Bank.*

10.28    Note Pledge and Security Agreement among 1290 Partners, L.P., 237 Park Partners, L.P. and
         The Chase Manhattan Bank, dated as of October 10, 1996.*

10.29    Consent and Subordination of Property Management Agreement, dated as of October 10, 1996.*


----------------





* Incorporated by reference to the Registrant's Registration Statement on Form 10 (File No. 0-21849) and any amendments thereto.










10.30    Cash and Collateral Account Security, Pledge and Assignment Agreement among 1290 Partners,
         L.P., 237 Park Partners, L.P., and The Chase Manhattan Bank, dated as of October 10, 1996.*

10.31    Management and Leasing Agreement between 237 Park Partners, L.P. and Tishman Speyer
         Properties, L.P.*


         Management and Leasing Agreement between 1290 Partners, L.P. and Tishman Speyer
         Properties, L.P.*
10.32

10.33    Asset Management Agreement between Metropolis Realty Trust, Inc. and 970 Management,
         L.L.C., dated as of October 10, 1996.*

27.1     Financial Data Schedule for the period October 10, 1996 (Commencement of
         Operations) to December 31, 1996.



----------------





* Incorporated by reference to the Registrant's Registration Statement on Form 10 (File No. 0-21849) and any amendments thereto.

                                                    SIGNATURES





                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                         METROPOLIS REALTY TRUST, INC.





                                          By:  /s/ Lee S. Neibart
                                             -----------------------------
                                          Name:  Lee S. Neibart
                                          Title: President and Director




                                          By:  /s/ Stuart Koenig
                                               --------------------------
                                          Name:  Stuart Koenig
                                          Title: Principal Financial Officer





Date:  March 31, 1997








                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





-------------------------------------------------------------------------------------------------------------------------
                   Signature                                      Title                                      Date
/s/ Lee S. Neibart                                        President and Director                        March 27, 1997
-----------------------------------------------
Lee S. Neibart


                                                        Chairman of the Board and                       March __, 1997
-----------------------------------------------                  Director
William L. Mack


/s/ W. Edward Scheetz                                  Vice President and Director                      March 27, 1997
-----------------------------------------------
W. Edward Scheetz




/s/ John R. Klopp                                      Vice President and Director                      March 27, 1997
-----------------------------------------------
John R. Klopp






                                                                 Director                               March __, 1997
----------------------------------------
Bruce H. Spector



/s/ Russel S. Bernard                                            Director                               March 27, 1997
----------------------------------------
Russel S. Bernard

                                                                 Director                                March __, 1997
----------------------------------------
Ralph F. Rosenberg



                                                                 Director                                March __, 1997
----------------------------------------
David A. Strumwasser




/s/ David Roberts                                              Director                                March 27, 1997
-------------------------------------
David Roberts







