Form 10-Q
period 1997-03-31
METROPOLIS REALTY TRUST INC
filed 1997-05-15
CIK 1028198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                      ------------------------------------


                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 1997
                         Commission File Number 0-21849

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

                         c/o Victor Capital Group, L.P.
                                885 Third Avenue
                                   12th Floor
                            New York, New York 10022
          (Address of principal executive offices, including zip code)

                                 (212) 593-5400
              (Registrant's telephone number, including area code)

               Securities registered pursuant to Section 12(b) of
                                    the Act:
                                      None

               Securities registered pursuant to Section 12(g) of
                                    the Act:
                                 Title of Class
                Class A Common Stock, par value $10.00 per share
                Class B Common Stock, par value $10.00 per share Class C Common Stock, par value $10.00 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes [x/]         No [  ]

486497.4

The Common Stock is not listed on any exchange, the Company does not intend to list the Common Stock on any exchange in the near term, there is not currently a public market for the Common Stock and there can be no assurance that an active trading market for the Common Stock will develop or be sustained.

As of May 9, 1997, there were 12,963,046 shares of the Company's Common Stock issued and outstanding.






                                      -ii-
486497.4


                          METROPOLIS REALTY TRUST, INC.

     INDEX                                                                               PAGE
PART I--FINANCIAL INFORMATION

ITEM 1.       Financial Statements

   The accompanying unaudited, interim financial statements have been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation have been included.

     Balance Sheets as of March 31, 1997 (unaudited) and
     December 31, 1996                                                                         1

     Statement of Operations for the quarter ended
     March 31, 1997 (unaudited)                                                                2

     Statement of Cash Flows for the quarter ended
     March 31, 1997 (unaudited)                                                                3

     Notes to Financial Statements (unaudited)                                                 4

ITEM 2.       Management's Discussion and Analysis of Financial Condition and                 10
              Results of Operations

ITEM 3.       Quantitative and Qualitative Disclosure About Market Risk                       12


PART II--OTHER INFORMATION

ITEM 1.       Legal Proceedings                                                               13

ITEM 2.       Changes in Securities                                                           13

ITEM 3.       Defaults Upon Senior Securities                                                 13

ITEM 4.       Submission of Matters to a Vote of Security Holders                             13

ITEM 5.       Other Information                                                               13

ITEM 6.       Exhibits and Reports on Form 8-K                                                13


SIGNATURES                                                                                   S-1


                                      -iii-
486497.4


                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

METROPOLIS REALTY TRUST, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
---------------------------------------------------------------------------------------------------------------------------

                                                                               MARCH 31, 1997         DECEMBER 31,
                                                                                (Unaudited)              1996
                                                                                ----------            ------------

ASSETS
Rental property - net of accumulated depreciation of                                 $652,685        $655,755
   $6,239 and $2,958, respectively
Cash and cash equivalents                                                              42,276          42,215
Escrow deposits                                                                        14,960           9,217
Tenants' security deposits                                                                608             594
Due from tenants - net of allowance for doubtful accounts                               3,227           3,952
   of $2,745 and $2,745, respectively
Deferred financing costs - net of amortization of                                       9,885          10,432
   $1,040 and $493, respectively
Real estate tax refunds                                                                14,088          14,088
Notes receivable - net of unamortized discount of                                       8,953           8,904
   $583 and $636, respectively
Deferred rent receivable                                                               13,663           6,576
Prepaid real estate taxes                                                               6,604          13,208
Other assets                                                                              955           1,278
                                                                                     --------      ----------
TOTAL ASSETS                                                                         $767,904      $  766,219
                                                                                     ========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Secured notes                                                                      $420,000       $ 420,000
  Accounts payable and accrued expenses                                                15,386          16,421
  Tenants' security deposits and unearned revenue                                       2,020           1,115
  Dividends payable                                                                     3,241           6,481
                                                                                        -----         -------
Total Liabilities                                                                     440,647         444,017
                                                                                     --------         -------

Subordinated Minority Interest                                                         14,855          14,855
                                                                                       ------         -------

Stockholders' Equity
  Common Stock - $10 par value
  (Class A - outstanding - 7,986,986 shares;
    Class B - outstanding - 4,936,060 shares;                                         129,630         129,630
    and Class C - outstanding - 40,000 shares)
  Paid-in capital                                                                     175,615         175,615
  Retained earnings                                                                     7,157           2,102
                                                                                      -------         -------
  Total Stockholders' Equity                                                          312,402         307,347
                                                                                      -------         -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $767,904      $  766,219
                                                                                     ========      ==========


See notes to consolidated financial statements.



                                       -1-
486497.4

METROPOLIS REALTY TRUST, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS FOR THE QUARTER ENDED
MARCH 31, 1997 (UNAUDITED)
(In thousands)
--------------------------------------------------------------------------------


REVENUES:
Base rental income                                                $28,261
Escalation income                                                   3,461
Miscellaneous income                                                  272
Interest income                                                       828
                                                                  -------

Total revenues                                                     32,822
                                                                   ------

OPERATING ITEMS:
Real estate taxes                                                   6,683
Operating and maintenance                                           1,904
Utilities                                                           1,576
Payroll                                                             1,174
General and administrative                                            563
Management fees                                                       396
                                                                    -----


Total operating expenses                                           12,296

OTHER EXPENSES:
Interest expense                                                    8,386
Depreciation and amortization                                       3,844
                                                                    -----


Total other items                                                  12,230
                                                                   ------

NET INCOME                                                         $8,296
                                                                   ------

Primary Earnings Per Common Share:

Net Income from Continuing Operations                               $0.64
                                                                    =====
Weighted Average Common Shares Outstanding                     12,963,046
                                                               ==========

Fully Diluted Earnings Per Share:

Net Income from Continuing Operations                               $0.64
                                                                    =====
Weighted Average Common Shares Outstanding                     12,990,046
                                                               ==========


See notes to consolidated financial statements.



                                                      -2-
C/M:  12302.0000 486497.4 05/14/97 11:2PM

METROPOLIS REALTY TRUST, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE QUARTER ENDED
MARCH 31, 1997 (UNAUDITED)
(In thousands)
--------------------------------------------------------------------------------


CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $    8,296
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                          3,844
   Amortization of discount - notes receivable                             (122)
   Change in:
      Increase in escrow deposits                                        (5,743)
      Decrease in due from tenants                                          725
      Decrease in prepaid expenses and other assets                       6,951
      Increase in deferred rent receivable                               (7,087)
      Decrease in accounts payable and accrued                           (1,035)
         expenses
      Increase in unearned revenue                                          891
                                                                      ---------

         Net cash provided by operating activities                        6,720
                                                                      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to building and equipment                                       (211)
 Additions to leasing and organization costs                                (41)
 Collections on notes receivable                                             74
                                                                      ---------

         Net cash used in investing activities                             (178)
                                                                      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends Paid                                                           (6,481)
                                                                      ----------

         Net cash used in financing activities                           (6,481)
                                                                      ----------

INCREASE IN CASH AND CASH EQUIVALENTS                                        61

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           42,215
                                                                     ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $   42,276
                                                                     ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Interest paid during period                                         $    8,200
                                                                     ==========
 Dividends declared                                                  $    3,241
                                                                     ==========


See notes to consolidated financial statements.



                                                      -3-
C/M:  12302.0000 486497.4 05/14/97 11:2PM

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share amounts)
--------------------------------------------------------------------------------


1.  BACKGROUND, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT
    ACCOUNTING POLICIES

    Organization - Metropolis Realty Trust, Inc., a Maryland corporation ("Metropolis" or the "Company"), was formed on May 13, 1996 to facilitate the consummation of the Second Amended Joint Plan of Reorganization of 237 Park Avenue Associates, L.L.C. ("237 LLC") and 1290 Associates, L.L.C. ("1290 LLC" and, together with 237 LLC, the "Predecessors"), dated September 20, 1996 (the "Plan"). Pursuant to the Plan, on October 10, 1996, the date operations commenced, the Company acquired the interests of 237 LLC and 1290 LLC in the properties located at 237 Park Avenue (the "237 Property") and 1290 Avenue of the Americas (the "1290 Property," and together with the 237 Property, the "Properties"). The Company owns a 95% interest, as general partner, and .05% interest, as limited partner (through its 1% general partnership interest in Upper Tier Associates, L.P.), in 237/1290 Lower Tier Associates, L.P., a Delaware limited partnership (the "Lower Tier Limited Partnership") which owns a 99% partnership interest, as limited partner in each of 237 Park Partners, L.P., a Delaware limited partnership, and 1290 Partners, L.P., a Delaware limited partnership (together with the 237 Park Partners L.P., the "Property Owning Partnerships"). The Property Owning Partnerships were formed to own the Properties. The remaining 1% general partnership interest in each of the Property Owning Partnerships is owned by 237 GP Corp. and 1290 GP Corp. (the "GP Corps") which are wholly-owned subsidiaries of the Company.

    Basis of Presentation - The consolidated balance sheets includes Metropolis, the Lower Tier Limited Partnership, the GP Corps and each of the Property Owning Partnerships.

    The presentation of the consolidated balance sheets requires estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet date. Actual results could differ from those estimates.

    Rental Property - Rental property includes land, land improvements, building, tenant improvements and building improvements. Land is valued at $134,518 and building, tenant improvements and building improvements are valued at $524,301 as of March 31, 1997. In accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," impairment is determined to exist when estimated amounts recoverable through future operations and sale of property on an undiscounted basis are below that property's carrying value. If a property is determined to be impaired, it must be written down to its estimated fair value. Fair value is defined as the amount for which the asset could be bought or sold in a current transaction, that is, other than a forced or liquidation sale.

    Cash and Cash Equivalents - Cash and cash equivalents includes investments purchased with an original maturity of three months or less.

    Depreciation and Amortization - Building and building improvements are depreciated over their useful lives of 40 years. Furniture and fixtures are depreciated over their useful lives, ranging from 5 to 7 years. Tenant improvements are amortized on a straight-line basis over the terms of the respective leases.


                                       -4-
486497.4

    Deferred Charges - Deferred financing costs are amortized over the term of the related loan. Deferred leasing costs are amortized over the related lease term.

    Rental Income - Rental income is recognized on a straight-line basis over the terms of the related leases. Differences between actual base amounts due from tenant leases and the straight-line basis are included in deferred rent receivable.

    Escrow Deposits - Escrow deposits include reserves for certain claims made in conjunction with the Plan and escrow deposits for tenant improvements, insurance and real estate taxes.

    Fair Value of Financial Instruments - The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company's financial instruments consist of cash and cash equivalents, escrow deposits, tenants' security deposits, real estate tax refunds, accounts receivable, notes receivable and secured notes. Unless otherwise disclosed, the fair value of financial instruments approximate their recorded values. The fair value estimates presented herein are based upon pertinent information available to management as of March 31, 1997.

    Income Taxes - The Company qualifies as a REIT under the Internal Revenue Code, as amended, and will generally not be taxed at the corporate level on income it currently distributes to its stockholders so long as it, among other things, distributes at least 95% of its REIT taxable income.

    Recently Issued Accounting Pronouncement - The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" in February, 1997. This pronouncement establishes standards for computing and presenting earnings per share, and is effective for the Company's 1997 year-end financial statements. The Company's management has determined that this standard will have no impact on the Company's computation or presentation of net income per common share.

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

3.  NOTES RECEIVABLE

    Included in Notes Receivable is the estimated fair value of two tenant notes aggregating approximately $8,953. The first note, dated April 1, 1989 with a face amount of $6,500 and a maturity date of September 1, 1999, is carried at $5,409, based on certain payment terms net of unamortized discount. Such payment terms include a stated interest rate of 10%. In 1991 and 1992, the tenant claimed certain concessions regarding the payment terms of such note. Without the Company expressing an opinion with regard thereto, if such concessions were granted, the note would bear interest at 7.5% per annum and would require level monthly payments of interest and principal of $75. The second note, dated August 20, 1985, with a face value of $4,355, is carried at $3,544, net of unamortized discount. The second note does not bear interest and is payable on October 31, 1999.

4.  SECURED NOTES

    Secured Notes consist of promissory notes ("Loan") issued by the Property Owning Partnerships in the original principal amount of $420,000 pursuant to a Credit Agreement ("Agreement") among

                                       -5-
486497.4
    the Property Owning Partnerships, the lenders as signatories thereto in the Agreement and the lead lender. Of the aggregate principal amount of the loan, $250,000 of the Loan is allocated to the 1290 Property and $170,000 is allocated to the 237 Property. The Loan is cross-collateralized by the Properties. The Loan matures on October 10, 2000. The Loan requires the Property Owning Partnerships to make interest only payments during the first year of the Loan and then make principal payments of $1,875, $7,500, $8,125, $11,250 and $11,250 in each of 1997, 1998, 1999, 2000 and 2001, respectively. If any such scheduled principal payments would cause the Company to fail to comply with any income test requirements necessary for the Company to maintain its status as a REIT, then the Property Owning Partnerships may, in lieu of such principal payment, post an irrevocable letter of credit in the amount of such payment. The Property Owning Partnerships have entered into lock box agreements for the collection of rents and have established escrow accounts for real estate taxes and insurance.

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

    The Company believes the fair value of the Swap Agreement generally offsets gains or losses on the Loan being hedged and changes the nature of such underlying financial instruments. Because the maturity date of the Loan and the termination date of the Swap Agreement are identical and the Company has no intention of terminating either the Loan or the Swap Agreement, the fair value of the Swap Agreement may be of limited usefulness.

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

6.  SUBORDINATED MINORITY INTEREST

    The Subordinated Minority Interest represents 4.95% of the net reorganization value of the Lower Tier Limited Partnership, reflecting the 99% limited partnership interest of JMB/NYC Office Building Associates, L.P. ("JMB LP") in the limited partnership (the "Upper Tier Limited Partnership") which owns a subordinated 5% limited partnership interest in the Lower Tier Limited Partnership (the "Subordinated Minority Interest"). Management believes, however, that no economic obligation exists to JMB LP as of March 31, 1997 and, that, pursuant to the distribution priorities set forth in the limited partnership agreement of the Lower Tier Limited Partnership (the "Lower Tier Partnership Agreement"), if the Company's Properties were sold, JMB LP would be entitled to receive approximately $450 in respect of the Subordinated Minority Interest. Pursuant to the Lower Tier Limited Partnership Agreement, JMB LP would be entitled to distributions only after the Company has received certain priority distributions as more fully described below. As of March 31, 1997, the Company, as general partner of the Lower Tier Limited Partnership, is entitled to receive $400,000 and a 12% cumulative compounded return on such amount from the Lower Tier Limited Partnership, before any distributions are made in respect of the Subordinated Minority Interest.

    The Upper Tier Limited Partnership has the right to require the Company to acquire the Subordinated Minority Interest at a price based upon a multiple of the net operating income of the

                                       -6-
486497.4

    Properties for the immediately preceding calendar year reduced by the debt encumbering the Properties and any priority distributions to which the Company is entitled as general partner of the Lower Tier Limited Partnership. As of March 31, 1997, no economic obligation exists based upon such formula.

    The Lower Tier Limited Partnership Agreement provides that the aggregate Available Cash (as defined in the Lower Tier Limited Partnership Agreement), from distributions from the Property Owning Partnerships will be distributed no less frequently than quarterly to the partners of the Lower Tier Limited Partnership as follows:

         (i) 100% to the Company, as general partner, until it has received, together with all prior distributions pursuant to this clause and clauses (i) and (iv) of the succeeding paragraph, aggregate distributions equal to a cumulative compounded return, commencing on October 10, 1996 (or with respect to capital contributions made after October 10, 1996, the date of such capital contributions), of 12% per annum on the sum of (x) $280,000, (y) any additional capital contributions made by the Company, as general partner, to the Lower Tier Limited Partnership ($20,000 as of March 31, 1997), and (z) a $100,000 preference amount (the "Preference Amount") (the amounts in
         (x), (y) and (z), as reduced by distributions in respect of such amounts referred to herein as the "Adjusted GP Contribution");

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

         (v) 100% to the Company, as general partner, until it has received, together with all prior distributions pursuant to this clause (v), clause (ii) of this paragraph and clause (ii) of the

                                       -7-
486497.4
          immediately preceding paragraph, aggregate distributions equal to the Adjusted GP Contribution; and

         (vi) 95% to the Company, as general partner, and 5% to the Upper Tier Limited Partnership, as limited partner.

7.  STOCKHOLDERS' EQUITY

    The Company has the authority to issue 50,000,000 shares of common stock, par value $10 per share (the "Common Stock"), and 10,000,000 shares of Preferred Stock, par value $10 per share. Stockholders' equity consists of 12,963,046 shares of Common Stock issued and outstanding. Of the 12,963,046 shares issued and outstanding, 7,986,986 represent shares of Class A Common Stock, 4,936,060 represent shares of Class B Common Stock, and 40,000 represent shares of Class C Common Stock which were issued to affiliates of the Company's Asset Manager, all of which shares were issued pursuant to the Plan. The Class A Common Stock, the Class B Common Stock and the Class C Common Stock have identical rights and privileges, and are treated as a single class, with respect to all matters (other than certain voting rights) including, without limitation, the payment of distributions and upon liquidation.

    On March 6, 1997, the Company declared a dividend of $.25 per share of Common Stock (aggregating $3,241) payable on April 15, 1997 to shareholders of record on March 31, 1997.

8.  STOCK PLAN AND REGISTRATION RIGHTS

    The Board of Directors of the Company adopted a Directors' Stock Plan effective October 10, 1996. Pursuant to the Stock Plan, the Board of Directors of the Company has the authority to issue to members of the Company's Board of Directors options to purchase, in the aggregate, 100,000 shares of Common Stock. On the Effective Date, the initial members of the Company's Board of Directors were granted options entitling each director to purchase an aggregate of 3,000 shares of Common Stock at an exercise price of $25 per share in accordance with the Plan. Each Director will receive an additional 400 shares of Common Stock at the 1997 annual meeting and each subsequent annual meeting. Total outstanding options at March 31, 1997 aggregated 27,000, of which 9,000 are exercisable currently and 9,000 are exercisable as of October 10, 1997 and October 10, 1998, respectively.

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

9.  RELATED PARTY TRANSACTIONS

    Asset Management - The Company has entered into an Asset Management Agreement with a company ("Asset Manager") that is directly affiliated with two of Metropolis' shareholders. One of these shareholders is also a Director and Officer of the Company. The Asset Manager provides asset advisory, consultation and management services for the Company. Fees for such services are payable in arrears, on a monthly basis of $25. The Asset Management Agreement also provides for reimbursement for costs and expenses for contractors and professional fees, payable as incurred. Asset management fees and reimbursable expenses incurred for the three months ended March 31, 1997 aggregated approximately $79.


                                       -8-
486497.4

    Property Management - The Company has also entered into a Management and Leasing Agreement with a company ("Property Manager/Leasing Agent") that is an affiliate of a shareholder. The Property Manager/Leasing Agent is to manage and operate the property and provide all supervisory, management and leasing services. The Management and Leasing Agreement provides for a fee of 1.5% of Gross Revenues, payable monthly and reimbursement for overhead and all reasonable out-pocket-expenses incurred. The Management and Leasing Agreement also provides for leasing commissions to be calculated on a sliding scale percentage basis of the lease's base rent. Fees under the Management and Leasing Agreement for the three months ended March 31, 1997 aggregated approximately $404.

    REIT Management - The Company has entered into a REIT Management Agreement with the Property Manager/Leasing Agent ("REIT Manager"). The REIT Manager is to perform certain accounting, administrative and monitoring services. The REIT Management Agreement provides for compensation to the REIT Manager of a monthly fee and reimbursement of documented out-of-pocket expenses. Fees incurred under the REIT Management Agreement for the period January 1, 1997 to March 31, 1997 aggregated $46.


                                       -9-
486497.4

ITEM 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations

         General

         The discussion below relates primarily to the financial condition and results of operations of Metropolis Realty Trust, Inc. (the "Company") for the first quarter of 1997. Stockholders are encouraged to review the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the period October 10, 1996 to December 31, 1996 contained in the Company's Annual Report on Form 10-K for the period October 10, 1996 to December 31, 1996 for a more complete understanding of the Company's financial condition and results of operations.

         Overview

         The Company is a Maryland corporation that qualifies as a real estate investment trust (a "REIT") for tax purposes. The Company was formed on May 13, 1996 to facilitate the consummation of the Second Amended Joint Plan of Reorganization of 237 Park Avenue Associates, L.L.C. ("237 LLC") and 1290 Associates, L.L.C. ("1290 LLC" and, together with 237 LLC, the "Debtors"), dated September 20, 1996 (as amended, the "Plan"), and, thereby, acquire the interests of 237 LLC and 1290 LLC in the properties located in New York City at 237 Park Avenue (the "237 Property") and 1290 Avenue of the Americas (the "1290 Property," and together with the 237 Property, the "Properties"). The Debtors were two of the many companies, partnerships and joint ventures that collectively constituted the United States operations of the Olympia & York group of companies. The transactions contemplated by the Plan were consummated on October 10, 1996 and the Company commenced operations on such date.

         The Company owns a 95% interest, as general partner, and .05% interest, as limited partner (through its 1% general partnership interest in the Upper Tier Limited Partnership (as hereinafter defined)), in 237/1290 Lower Tier Associates, L.P., a Delaware limited partnership (the "Lower Tier Limited Partnership") which owns a 99% partnership interest, as limited partner in each of 237 Park Partners, L.P., a Delaware limited partnership, and 1290 Partners, L.P., a Delaware limited partnership (together with 237 Park Partners, L.P., the "Property Owning Partnerships"). The Property Owning Partnerships own the Properties. The remaining 1% general partnership interest in each of the Property Owning Partnerships is owned by 237 GP Corp. and 1290 GP Corp. (the "GP Corps") which are wholly-owned subsidiaries of the Company. The remaining 5% interest in the Lower Tier Limited Partnership (the "LP Interest") is owned by a limited partnership (the "Upper Tier Limited Partnership") which is owned almost entirely by JMB/NYC Office Building Associates, L.P. ("JMB LP"), a former holder of equity interests in the Debtors, as limited partner. The 5% LP Interest is subordinated to the 95% partnership interest of the Company with respect to certain priority distributions from the Lower Tier Limited Partnership. The Upper Tier Limited Partnership, the Lower Tier Limited Partnership and the Property Owning Partnerships are hereinafter referred to, collectively, as the "Partnerships."

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

                                      -10-
486497.4

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

         The Company, through the Property Owning Partnerships, has retained Tishman Speyer Properties, L.P. to serve as the Property Manager / Leasing Agent, which is responsible for managing the daily operations of the Properties, and 970 Management, LLC, an affiliate of Victor Capital Group, L.P., to serve as the Asset Manager. The Company has also entered into a REIT Management Agreement with Tishman Speyer Properties, L.P. to perform certain accounting, administrative and monitoring services.

         On January 20, 1997, the Company made a special distribution of $.50 per share of Common Stock to shareholders of record on December 31, 1996.

         On March 6, 1997, the Board of Directors adopted a distribution policy calling for a regular quarterly dividend of $.25 per share of Common Stock and authorized the payment of the regular quarterly dividend of $.25 per share of Common Stock payable on April 15, 1997, to holders of record on March 31, 1997. Such dividend was paid on April 15, 1997.

         As of March 31, 1997, 12,963,046 shares of Common Stock were issued and outstanding. The Common Stock of the Company is not listed on any exchange, and the Company does not intend to list the Common Stock on any exchange in the near term.

         The assets and results of operations of the Properties are reported in the consolidated financial statements of the Company using the consolidation method of accounting.

         Results of Operations

         The Company's revenues of $32,822,000 for the period consist of base rental income of $28,261,000 (86.1%), escalation income of $3,461,000 (10.5%), and miscellaneous income of $272,000 (.8%). This revenue is achieved based on the 237 Property and the 1290 Property being approximately 99% and 95% leased, respectively, during the period.

         Liquidity and Capital Resources

         At March 31, 1997, the Company had unrestricted cash on hand of approximately $42,276,000 of which $3,240,500 was used to pay a dividend on April 15, 1997 to holders of record of the Company's Common Stock on March 31, 1997. On October 10, 1996, the Property Owning Partnerships borrowed $420,000,000 secured by the 1290 Property and the 237 Property. The Loan is cross-collateralized by the Properties and prohibits the Property Owning Partnerships from incurring any additional indebtedness. The Company may, however, be able to incur unsecured indebtedness, although it has no present plans to do so. The Company believes that cash on hand and existing cash flow from operations are sufficient to satisfy the Company's foreseeable cash requirements which consist primarily of property operating expenses, real estate taxes, capital expenditures, debt service on the Loan and distributions necessary to enable the Company to continue to qualify as a REIT. The Loan matures on October 10, 2001. If not repaid or refinanced prior to such date, the Property Owning Partnerships will be required to refinance the Loan on that date. There can be no assurance, however, that the Company will be able to refinance the Loan on that date or what the terms of any refinancing will be.

                                      -11-
486497.4

         Funds from Operations

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

         Funds from Operations for the period January 1, 1997 to March 31, 1997 is summarized in the following table (in thousands, except share data).


                                                                January 1, 1997
                                                              to March 31, 1997
                                                              -----------------
Net Income                                                               $8,296

Add:
     Depreciation attributable to real property and
     amortization attributable to leasing costs                           3,284
                                                                          -----

Funds from Operations                                                   $11,580
                                                                        =======

Weighted average number of shares of Common Stock outstanding (1)    12,990,046
                                                                     ==========


(1) Includes 27,000 shares of Common Stock issuable upon the exercise of outstanding options.


ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

   The Property Owning Partnerships and the lead lender entered into an Interest Rate Exchange Agreement effective October 10, 1996 (the "Swap Agreement"). The Swap Agreement has a term of 5 years and provides that the Property Owning Partnerships will pay interest at an effective rate of 7.987% per annum of the notional amount of $420,000,000. Management believes the risk of incurring losses related to the credit risk is remote and any losses would be immaterial.

   The Company believes the fair value of the Swap Agreement generally offsets gains or losses on the Loan being hedged and changes the nature of such underlying financial instruments. Because the maturity date of the Loan and the termination date of the Swap Agreement are identical and the Company has no intention of terminating either the Loan or the Swap Agreement, the fair value of the Swap Agreement may be of limited usefulness.

                                      -12-
486497.4

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, against or involving the Company, the Partnerships or the Properties.

     Retention of Jurisdiction by Bankruptcy Court

     The United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court") may retain jurisdiction, and if the Bankruptcy Court exercises its retained jurisdiction, it will have exclusive jurisdiction of all matters arising out of, and related to, the Plan and, for among other things, the following purposes: (a) to determine any and all adversary proceedings, applications and contested matters; (b) to ensure that distributions to holders of Allowed Claims (as defined in the Plan) are accomplished in accordance with the Plan; (c) to hear and determine any timely objections to Administrative Expense Claims (as defined in the Plan) or to proofs of claim and equity interests filed, including to allow or disallow any Disputed Claim (as defined in the Plan), in whole or in part; (d) to issue such orders in aid of execution of the Plan, to the extent authorized by section 1142 of the Bankruptcy Code;
(e) to consider any modifications of the Plan, to cure any defect or omission, or reconcile any inconsistency in any order of the Bankruptcy Court, including the Confirmation Order (as such term is defined in the Plan); (f) to hear and determine disputes arising in connection with the interpretation, implementation, or enforcement of the Plan; (g) to hear and determine matters concerning state, local and federal taxes in accordance with sections 346, 505 and 1146 of the Bankruptcy Code including, without limitation, the New York Real Property Transfer Gains Tax, Article 31-B of the New York Tax Law; and (h) to enter a final decree closing the reorganization cases of the Debtors.


Item 2.  Changes in Securities

       None.

Item 3.  Defaults Upon Senior Securities

       None.

Item 4.  Submission of Matters To a Vote of Security Holders

       No matters have been submitted to a vote of the Company's security holders since October 10, 1996.

Item 5.  Other Information.

       None.

Item 6.  Exhibits and Reports on Form 8-K

       (a) Exhibits required by Item 601 of Regulation S-K
           None.

       (b) Reports on Form 8-K.
           None.


                                      -13-
486497.4

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      METROPOLIS REALTY TRUST, INC.


                                        By:/s/ Lee S. Neibart
                                        ---------------------
                                        Name:  Lee S. Neibart
                                        Title: President


                                        By:/s/ Stuart Koenig
                                        --------------------
                                        Name:  Stuart Koenig
                                        Title: Vice President and Treasurer

Date:  May ___, 1997