Form 10-Q
period 1997-06-30
METROPOLIS REALTY TRUST INC
filed 1997-08-14
CIK 1028198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                      ------------------------------------

                                    FORM 10-Q

[X]              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 1997
                         Commission File Number 0-21849

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period from ______ to ______

                      ---------------------------------

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

                                              Yes [X]         No [  ]

                                       -i-
617899.2

The Common Stock is not listed on any exchange, the Company does not intend to list the Common Stock on any exchange in the near term, there is not currently a public market for the Common Stock and there can be no assurance that an active trading market for the Common Stock will develop or be sustained.

As of August 1, 1997, there were 12,963,046 shares of the Company's Common Stock issued and outstanding.






                                      -ii-
617899.2

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

     Consolidated Balance Sheets as of June 30, 1997
     (unaudited) and December 31, 1996                                 1

     Consolidated Statements of Operations for the quarter
     and six months ended June 30, 1997 (unaudited)                    2

     Consolidated Statements of Cash Flows for the quarter
     and six months ended June 30, 1997 (unaudited)                    3

     Notes to Consolidated Financial Statements (unaudited)            4

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and 10 Results of
         Operations

ITEM 3.  Quantitative and Qualitative Disclosure
         Market Risk                                                  12


PART II--OTHER INFORMATION

ITEM 1.  Legal Proceedings                                             3

ITEM 2.  Changes in Securities                                         3

ITEM 3.  Defaults Upon Senior Securities                               3

ITEM 4.  Submission of Matters to a Vote of Security Holders           3

ITEM 5.  Other Information                                             3

ITEM 6.  Exhibits and Reports on Form 8-K                              3


SIGNATURES                                                           S-1


                                      -iii-
617899.2

                         PART I.  FINANCIAL INFORMATION


ITEM 1.  Financial Statements

METROPOLIS REALTY TRUST, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
-------------------------------------------------------------------------------

                                                   JUNE 30, 1997  DECEMBER 31,
                                                    (Unaudited)      1996
                                                   -------------  ------------

ASSETS
Rental property - net of accumulated depreciation     $649,888     $655,755
 of $9,524 and $2,958, respectively
Cash and cash equivalents                               44,895       42,215
Escrow deposits                                          6,628        9,217
Tenants' security deposits                                 610          594
Due from tenants - net of allowance for doubtful         3,233        3,952
  accounts of $2,745 and $2,745, respectively
Deferred financing costs - net of amortization           9,339       10,432
  of $1,586 and $493, respectively
Real estate tax refunds                                 14,088       14,088
Notes receivable - net of unamortized discount           9,001        8,904
  of $530 and $636, respectively
Deferred rent receivable                                20,350        6,576
Prepaid real estate taxes                               13,692       13,208
Other assets                                             1,695        1,278
                                                      --------     --------
TOTAL ASSETS                                          $773,419     $766,219
                                                      ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Secured notes                                      $420,000      $420,000
  Accounts payable and accrued expenses                15,531        16,421
  Tenants' security deposits and unearned revenue       1,959         1,115
  Dividends payable                                     6,481         6,481
                                                     --------     ---------
Total Liabilities                                     443,971       444,017
                                                     --------     ---------

Subordinated Minority Interest                         14,855       14,855
                                                     --------     ---------

Stockholders' Equity
  Common Stock - $10 par value
 (Class A - outstanding - 7,986,986 shares;
    Class B - outstanding - 4,936,060 shares;         129,630       129,630
    and Class C - outstanding - 40,000 shares)
  Paid-in capital                                     175,615       175,615
  Retained earnings                                     9,348         2,102
                                                     --------      --------
Total Stockholders' Equity                            314,593       307,347
                                                     --------      --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $773,419      $766,219
                                                     ========      ========


See notes to consolidated financial statements.



617899.2
                                      -1-

METROPOLIS REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(In thousands)
-------------------------------------------------------------------------------

                                                                  SIX MONTHS
                                                 QUARTER ENDED       ENDED
                                                 JUNE 30, 1997   JUNE 30, 1997
                                                 -------------   -------------

REVENUES:
Base rental income                                   $28,388         $56,649
Escalation income                                      4,276           7,737
Miscellaneous income                                     243             515
Interest income                                          951           1,779
                                                   ---------       ---------

Total revenues                                        33,858          66,680
                                                   ---------       ---------

OPERATING EXPENSES:
Real estate taxes                                      6,535          13,218
Operating and maintenance                              2,202           4,106
Utilities                                              1,446           3,022
Payroll                                                1,028           2,202
General and administrative                               981           1,544
Management fees                                          618           1,014
                                                  ----------      ----------

Total operating expenses                              12,810          25,106

OTHER ITEMS:
Interest expense                                      (8,517)        (16,903)
Depreciation and amortization                         (3,859)         (7,703)
                                                  -----------     ----------

Total other items                                    (12,376)        (24,606)
                                                  -----------     ----------

NET INCOME                                            $8,672         $ 6,968
                                                  ==========      ==========

Primary Earnings Per Common Share:

Net Income from Continuing Operations                  $0.67           $1.31
                                                       =====           =====
Weighted Average Common Shares Outstanding        12,963,046      12,963,046
                                                  ==========      ==========

Fully Diluted Earnings Per Share:

Net Income from Continuing Operations                  $0.67           $1.31
                                                       =====           =====
Weighted Average Common Shares Outstanding        12,990,046      12,990,046
                                                  ==========      ==========

See notes to consolidated financial statements.



                                       -2-
617899.2

METROPOLIS REALTY TRUST, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
-------------------------------------------------------------------------------

                                                                  SIX MONTHS
                                                   QUARTER ENDED     ENDED
                                                      JUNE 30,   JUNE 30, 1997
                                                   ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $ 8,672       $16,968
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                         3,859         7,703
  Amortization of discount - notes receivable            (125)         (247)
  Change in:
    Decrease in escrow deposits                         8,332         2,589
    (Increase)/Decrease  in due from tenants               (6)          719
    (Increase)/Decrease in prepaid expenses and
       other assets                                    (6,795)          156
    Increase in deferred rent receivable               (6,687)      (13,774)
    Increase/(Decrease) in accounts payable and           146          (889)
      accrued expenses
    (Decrease)/Increase  in unearned revenue              (64)          827
                                                       ------        ------

      Net cash provided by operating activities         7,332        14,052
                                                       ------        ------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to building and equipment                     (488)        (699)
 Additions to leasing costs                            (1,060)      (1,101)
 Collections on notes receivable                           76          150
                                                       ------       ------

      Net cash used in investing activities            (1,472)      (1,650)
                                                       ------       ------

CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends Paid                                         (3,241)      (9,722)
                                                       ------       -------

      Net cash used in financing activities            (3,241)      (9,722)
                                                       ------       ------

INCREASE IN CASH AND CASH EQUIVALENTS                   2,619        2,680

CASH AND CASH EQUIVALENTS, BEGINNING OF                42,276       42,215
                                                       ------       ------
PERIOD

CASH AND CASH EQUIVALENTS, END OF PERIOD              $44,895      $44,895
                                                       ======       ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
 Interest paid during period                            $8,759     $16,959
                                                        ======      ======
 Dividends declared                                     $6,481     $ 9,722
                                                        ======      ======

See notes to consolidated financial statements.



                                      -3-


METROPOLIS REALTY TRUST, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except share information)
-------------------------------------------------------------------------------

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

    Rental Property - Rental property includes land, building, tenant improvements and building improvements. Land is carried at $134,518 and building, tenant improvements and building improvements are carried at $525,478 as of June 30, 1997. In accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," impairment is determined to exist when estimated amounts recoverable through future operations and sale of property on an undiscounted basis are below that property's carrying value. If a property is determined to be impaired, it must be written down to its estimated fair value. Fair value is defined as the amount for which the asset could be bought or sold in a current transaction, that is, other than a forced or liquidation sale.

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


                                       -4-
617899.2

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

    Fair Value of Financial Instruments - The fair value of financial instruments is determined by reference to various market data and other valuation techniques as appropriate. The Company's financial instruments consist of cash and cash equivalents, escrow deposits, tenants' security deposits, real estate tax refunds, accounts receivable, notes receivable and secured notes. Unless otherwise disclosed, the fair value of financial instruments approximate their recorded values. The fair value estimates presented herein are based upon pertinent information available to management as of June 30, 1997.

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

3.  NOTES RECEIVABLE

    Included in Notes Receivable is the estimated fair value of two tenant notes aggregating approximately $9,001. The first note, dated April 1, 1989 with a face amount of $6,500 and a maturity date of September 1, 1999, is carried at $5,386, based on certain payment terms net of unamortized discount. Such payment terms include a stated interest rate of 10%. In 1991 and 1992, the tenant claimed certain concessions regarding the payment terms of such note. Without the Company expressing an opinion with regard thereto, if such concessions were granted, the note would bear interest at 7.5% per annum and would require level monthly payments of interest and principal of $75. The second note, dated August 20, 1985, with a face value of $4,355, is carried at $3,615, net of unamortized discount. The second note does not bear interest and is payable on October 31, 1999.


                                       -5-
617899.2

4.  SECURED NOTES

    Secured Notes consist of promissory notes ("Loan") issued by the Property Owning Partnerships in the original principal amount of $420,000 pursuant to a Credit Agreement ("Agreement") among the Property Owning Partnerships, the lenders as signatories thereto in the Agreement and the lead lender. Of the aggregate principal amount of the loan, $250,000 of the Loan is allocated to the 1290 Property and $170,000 is allocated to the 237 Property. The Loan is cross-collateralized by the Properties. The Loan matures on October 10, 2001. The Loan requires the Property Owning Partnerships to make interest only payments during the first year of the Loan and then make principal payments of $1,875, $7,500, $8,125, $11,250 and $11,250 in each of 1997,
    1998, 1999, 2000 and 2001, respectively. If any such scheduled principal payments would cause the Company to fail to comply with any income test requirements necessary for the Company to maintain its status as a REIT, then the Property Owning Partnerships may, in lieu of such principal payment, post an irrevocable letter of credit in the amount of such payment. The Property Owning Partnerships have entered into lock box agreements for the collection of rents and have established escrow accounts for real estate taxes and insurance.

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

5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses include funded reserves held by the Company for utility tax claims, certain claims related to the Plan, tenant claims against Tax Proceeds and property operating expenses payable. The utility tax claims include approximately $2,658 of claims pertaining to a property owned by an affiliate of the Predecessors which was disposed of prior to October 10, 1996.

6.  SUBORDINATED MINORITY INTEREST

    The Subordinated Minority Interest represents 4.95% of the net reorganization value of the Lower Tier Limited Partnership, reflecting the 99% limited partnership interest of JMB/NYC Office Building Associates, L.P. ("JMB LP") in the limited partnership (the "Upper Tier Limited Partnership") which owns a subordinated 5% limited partnership interest in the Lower Tier Limited Partnership (the "Subordinated Minority Interest"). Management believes, however, that no economic obligation exists to JMB LP as of June 30, 1997 and, that, pursuant to the distribution priorities set forth in the limited partnership agreement of the Lower Tier Limited Partnership (the "Lower Tier Partnership Agreement"), if the Company's Properties were sold, JMB LP would be entitled to receive approximately $450 in respect of the Subordinated Minority Interest. Pursuant to the Lower Tier Limited Partnership Agreement, JMB LP would be entitled to distributions only after the Company has received certain priority distributions as more fully described below. As of June 30, 1997, the Company, as general partner of the Lower Tier Limited Partnership, is entitled to receive $400,000 and a 12% cumulative compounded return (from October 10, 1996) on such amount from the Lower Tier Limited Partnership, before any distributions are made in respect of the Subordinated Minority Interest.



                                       -6-
617899.2

    The Upper Tier Limited Partnership has the right to require the Company to acquire the Subordinated Minority Interest at a price based upon a multiple of the net operating income of the Properties for the immediately preceding calendar year reduced by the debt encumbering the Properties and any priority distributions to which the Company is entitled as general partner of the Lower Tier Limited Partnership. As of June 30, 1997, no economic obligation exists based upon such formula.

The Lower Tier Limited Partnership Agreement provides that the aggregate Available Cash (as defined in the Lower Tier Limited Partnership Agreement), from distributions from the Property Owning Partnerships will be distributed no less frequently than quarterly to the partners of the Lower Tier Limited Partnership as follows:

         (i) 100% to the Company, as general partner, until it has received, together with all prior distributions pursuant to this clause and clauses (i) and (iv) of the succeeding paragraph, aggregate distributions equal to a cumulative compounded return, commencing on October 10, 1996 (or with respect to capital contributions made after October 10, 1996, the date of such capital contributions), of 12% per annum on the sum of (x) $280,000, (y) any additional capital contributions made by the Company, as general partner, to the Lower Tier Limited Partnership ($20,000 as of June 30, 1997), and (z) a $100,000 preference amount (the "Preference Amount") (the amounts in
         (x), (y) and (z), as reduced by distributions in respect of such amounts referred to herein as the "Adjusted GP Contribution");

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


                                      -7-
617899.2

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

7.  STOCKHOLDERS' EQUITY

    The Company has the authority to issue 50,000,000 shares of common stock, par value $10 per share (the "Common Stock"), and 10,000,000 shares of Preferred Stock, par value $10 per share. Stockholders' equity consists of 12,963,046 shares of Common Stock issued and outstanding. Of the 12,963,046 shares issued and outstanding, 7,986,986 represent shares of Class A Common Stock, 4,936,060 represent shares of Class B Common Stock, and 40,000 represent shares of Class C Common Stock which were issued to affiliates of the Company's Asset Manager, all of which shares were issued pursuant to the Plan. The Class A Common Stock, the Class B Common Stock and the Class C Common Stock have identical rights and privileges, and are treated as a single class, with respect to all matters (other than certain voting rights) including, without limitation, the payment of dividends and distributions upon liquidation.

    On April 15, 1997, the Company made a distribution of $.25 per share of Common Stock to shareholders of record as of March 31, 1997.

    On May 15, 1997, the Company declared a dividend of $.50 per share of Common Stock (aggregating $6,481), payable on July 15, 1997 to shareholders of record on June 30, 1997.

8.  STOCK PLAN AND REGISTRATION RIGHTS

    The Board of Directors of the Company adopted a Directors' Stock Plan effective October 10, 1996. Pursuant to the Stock Plan, the Board of Directors of the Company has the authority to issue to members of the Company's Board of Directors options to purchase, in the aggregate, 100,000 shares of Common Stock. On the Effective Date, the initial members of the Company's Board of Directors were granted options entitling each director to purchase an aggregate of 3,000 shares of Common Stock at an exercise price of $25 per share in accordance with the Plan. Each Director will receive an additional 400 shares of Common Stock at the 1997 annual meeting and each subsequent annual meeting. Total outstanding options at June 30, 1997 aggregated 27,000, of which 9,000 are exercisable currently and 9,000 are exercisable as of October 10, 1997 and October 10, 1998, respectively.

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

9.  RELATED PARTY TRANSACTIONS

    Asset Management - The Company has entered into an Asset Management Agreement with a company ("Asset Manager") that is directly affiliated with two of Metropolis' shareholders. One of these shareholders is also a Director and Officer of the Company. The Asset Manager provides asset advisory, consultation and management services for the Company. Fees for such services are payable in arrears, on a monthly basis of $25. The Asset Management Agreement also provides for


                                       -8-
617899.2
    reimbursement for costs and expenses for contractors and professional fees, payable as incurred. Asset management fees incurred for the three and six months ended June 30, 1997 aggregated approximately $75 and $150, respectively.

    Property Management - The Company has also entered into a Management and Leasing Agreement with a company ("Property Manager/Leasing Agent") that is an affiliate of a shareholder. The Property Manager/Leasing Agent is to manage and operate the property and provide all supervisory, management and leasing services. The Management and Leasing Agreement provides for a fee of 1.5% of Gross Revenues, payable monthly and reimbursement for overhead and all reasonable out- pocket-expenses incurred. The Management and Leasing Agreement also provides for leasing commissions to be calculated on a sliding scale percentage basis of the lease's base rent. Fees incurred under the Management and Leasing Agreement for the three and six months ended June 30, 1997 aggregated approximately $834 and $1,238, respectively.

    REIT Management - The Company has entered into a REIT Management Agreement with the Property Manager/Leasing Agent ("REIT Manager"). The REIT Manager is to perform certain accounting, administrative and monitoring services. The REIT Management Agreement provides for compensation to the REIT Manager of a monthly fee and reimbursement of documented out-of-pocket expenses. Fees incurred under the REIT Management Agreement for the three and six months ended June 30, 1997 aggregated $31 and $77, respectively.


                                       -9-
617899.2

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         (In thousands, except share information)

         General

         The discussion below relates primarily to the financial condition and results of operations of Metropolis Realty Trust, Inc. (the "Company") for the second quarter of 1997. Stockholders are encouraged to review the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the period October 10, 1996 to December 31, 1996 contained in the Company's Annual Report on Form 10-K for the period October 10, 1996 to December 31, 1996 for a more complete understanding of the Company's financial condition and results of operations.

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

         The 1290 Property is a 43-story Class A commercial office building with approximately 1.9 million rentable square feet of space. The building is centrally located in midtown Manhattan and is connected to the famed "Rockefeller Center" complex via an underground passageway. The 1290 Property serves as the corporate headquarters for The Equitable Life Assurance Society of the United States, and is currently 95% occupied. Less than 12% of the total rentable area of the building is subject to expiring leases prior to December 31, 2000.


                                                      -10-
617899.2  8/12/97  11:02a

         The 237 Property is a 21-story Class A commercial office building with approximately 1.1 million rentable square feet of space. The building, centrally located in midtown Manhattan, is situated off one of New York City's most prestigious thoroughfares and is within close proximity to Grand Central Station, a transportation hub. The 237 Property serves as the corporate headquarters for J. Walter Thompson Company, a major advertising agency, as well as Swiss Reinsurance Company ("Swiss Re"), an insurance/financial services organization, and is currently 99% occupied. Less than 2% of the total rentable area of the building is subject to expiring leases prior to December 31, 2000. The Swiss Re lease terminates on August 31, 2001 and is not expected to be renewed upon expiration.

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

         On January 20, 1997, the Company made a special distribution of $.50 per share of Common Stock to shareholders of record on December 31, 1996. On April 15, 1997, the Company made a distribution of $.25 per share of Common Stock to shareholders of record as of March 31, 1997. On May 15, 1997, the Company declared a dividend of $.50 per share of Common Stock, payable on July 15, 1997 to shareholders of record as of June 30, 1997.

     As of June 30, 1997, 12,963,046 shares of Common Stock were issued and outstanding. The Common Stock of the Company is not listed on any exchange, and the Company does not intend to list the Common Stock on any exchange in the near term.

         The assets and results of operations of the Properties are reported in the consolidated financial statements of the Company using the consolidation method of accounting.

         Results of Operations

         The Company's revenues of $66,680 for the six months ended June 30, 1997 consist of base rental income of $56,648 (85.0%), escalation income of $7,737 (11.6%), and miscellaneous income of $515 (.7%). This revenue is achieved based on the 237 Property and the 1290 Property being approximately 99% and 95% leased, respectively, during the period.

         Liquidity and Capital Resources

         At June 30, 1997, the Company had unrestricted cash on hand of approximately $44,895 of which $6,481 was used to pay a dividend on July 15, 1997 to holders of record of the Company's Common Stock on June 30, 1997. On October 10, 1996, the Property Owning Partnerships borrowed $420,000 secured by the 1290 Property and the 237 Property. The Loan is cross-collateralized by the Properties and prohibits the Property Owning Partnerships from incurring any additional indebtedness. The Company may, however, be able to incur unsecured indebtedness, although it has no present plans to do so. The Company believes that cash on hand and existing cash flow from operations are sufficient to satisfy the Company's foreseeable cash requirements which consist primarily of property operating expenses, real estate taxes, capital expenditures, debt service on the Loan and distributions necessary to enable the Company to continue to qualify as a REIT. The Loan matures on October 10, 2001. If not repaid or refinanced prior to such date, the Property Owning Partnerships will be required to refinance the Loan on that date. There can be no assurance, however, that the Company will be able to refinance the Loan on that date or what the terms of any refinancing will be.


                                      -11-
617899.2

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

         Funds from Operations is summarized in the following table.


                                                                  Six Months
                                                   Quarter Ende      Ended
                                                  June 30, 1997  June 30, 1997
                                                  -------------  -------------
Net Income                                          $   8,672     $    16,968
Add:
   Depreciation attributable to real property
     and amortization attributable to leasing
     costs                                              3,300           6,584
                                                    ---------      ----------
Funds from Operations                              $   11,972     $    23,552
                                                    =========      ==========
Weighted average mnumber of shares of Common
  Stock outstanding (1)                            12,990,046      12,990,046
                                                   ==========      ==========

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


                                      -12-
617899.2

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, against or involving the Company, the Partnerships or the Properties.

     Retention of Jurisdiction by Bankruptcy Court

     In July 1997, the United States Bankruptcy Court for the Southern District of New York entered a final decree closing the reorganization cases of the Debtors.

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



                                      -13-
617899.2

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        METROPOLIS REALTY TRUST, INC.


                                        By:  /s/ Lee S. Neibart
                                             ---------------------------------
                                        Name:   Lee S. Neibart
                                        Title:  President


                                        By:   /s/ Stuart Koenig
                                              --------------------------------
                                        Name:   Stuart Koenig
                                        Title:  Vice President and Treasurer


Dated:  August 14, 1997