Form 10-K
period 1997-12-31
METROPOLIS REALTY TRUST INC
filed 1998-03-31
CIK 1028198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                      ------------------------------------


                                    FORM 10-K

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1997

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Transition Period from ______ to ______

                         Commission File Number 0-21849
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

                             Yes [X]           No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Of the Company's 12,966,646 shares of Common Stock outstanding, 9,330,410 shares are held by affiliates of the Registrant and 3,636,236 of the Company's shares are held by non-affiliates of the Registrant. The Common Stock is not listed on any exchange; the Company does not intend to list the Common Stock on any exchange in the near term; there is not currently a public market for the Common Stock; and there can be no assurance that an active trading market for the Common Stock will develop or be sustained.

As of March 27, 1998, there were 12,966,646 shares of the Registrant's Common Stock issued and outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:

           The Exhibits to the Company Registration Statement on Form
         10, as amended, are hereby incorporated by reference in Item 14 of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS



PART I
    ITEM 1.    BUSINESS........................................................1
    ITEM 2.    PROPERTIES......................................................5
    ITEM 3.    LEGAL PROCEEDINGS..............................................14
    ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............14

PART II
    ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                   STOCKHOLDER MATTERS........................................15
    ITEM 6.    SELECTED FINANCIAL DATA........................................15
    ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS..................................17
    ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................21
    ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE........................40

PART III
    ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............41
    ITEM 11.   EXECUTIVE COMPENSATION.........................................44
    ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT.............................................44
    ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................47
    ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                   FORM 8-K...................................................50



               ---------------------------------------------------



             CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE SECURITIES LITIGATION REFORM ACT OF 1995

     WHEN USED IN THIS ANNUAL REPORT ON FORM 10-K, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "BUSINESS -- QUALIFICATION AS A REIT". READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF OR THEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. THE COMPANY'S ACTUAL RESULTS OR OUTCOMES MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED.

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

          The following chart depicts the Company's indirect ownership of the Properties as described above. [Organization Chart]

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

          Competition

          Numerous office building properties in New York City compete with the Properties in attracting tenants to lease space. Some of these competing properties are newer or better located than the Properties. The amount of space available in competitive commercial properties in the New York City area could have a material effect on the Property Owning Partnerships' ability to lease space in the Properties and on the rents charged. However, the 1290 Property is currently 98% leased, with leases aggregating approximately 21% of the total rentable square feet expiring over the next five years and the 237 Property is currently 98% leased, with leases aggregating approximately 25% of the total rentable square feet expiring over the next five years. See "Item 2 -- Properties."

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

          Qualification as a REIT

          The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), commencing with its taxable year ended December 31, 1996. As a REIT, the Company (subject to certain exceptions) will not be subject to federal income taxation at the corporate level on income it distributes to stockholders so long as it distributes at least 95% of its REIT taxable income. For any year in which the Company does not meet the requirements for qualifying to be taxed as a REIT, it will be taxed as a corporation. Although the Company believes that it will operate in such a manner so as to qualify to be taxed as a REIT, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances not entirely within the Company's control may affect its ability to qualify and to continue to qualify as a REIT. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the Federal income tax consequences of such qualification.

          To obtain the favorable tax treatment accorded to a REIT under the Internal Revenue Code, the Company generally will be required each year to distribute to its stockholders at least 95% of its taxable income. The Company will be subject to income tax on any of its undistributed taxable income and net capital gains, and to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by it with respect to any calendar year are less than the sum of 85% of its ordinary income plus 95% of its capital gain net income for the calendar year, plus 100% of its undistributed income from prior years.

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

          In order for the Company to qualify as a REIT under the Internal Revenue Code, not more than 50% in value of its outstanding stock may be owned, directly or indirectly, by five or fewer individuals (defined in the Internal Revenue Code to include certain entities) during the last half of a taxable year (other than the first year) (the "Five or Fewer Requirement"), and such shares of stock must be beneficially owned by 100 or more persons during at least 335 days of a taxable year of 12 months (other than the first year) or during a proportionate part of a shorter taxable year. In order to protect the Company against the risk of losing its status as a REIT on account of a concentration of ownership among its stockholders, the Company's Amended and Restated Articles of Incorporation (the "Charter"), subject to certain exceptions, provides that no Person (as defined in the Charter) may beneficially own, or be deemed to own by virtue of the attribution provisions of the Internal Revenue Code, more than 7.9% (the "Ownership Limit") of the aggregate value of the Company's shares of stock. The restrictions contained in the Charter, however, may not ensure that the Company will be able to satisfy the Five or Fewer Requirement in all cases. If the Company fails to satisfy such requirement, the Company's status as a REIT will terminate, and the Company will not be able to prevent such termination. If the Company were to fail to qualify as a REIT in any taxable year, the Company would be subject to Federal income tax (including any applicable alternative minimum tax) on its taxable income at regular corporate rates, and would not be allowed a deduction in computing its taxable income for amounts distributed to its stockholders. Moreover, unless entitled to relief under certain statutory provisions, the Company also would be ineligible for qualification as a REIT for the four taxable years following the year during which qualification was lost. Such disqualification would reduce the net earnings of the Company available for investment or distribution to its stockholders due to the additional tax liability of the Company for the years involved.

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

ITEM 2.   PROPERTIES

          The 1290 Property

          The 1290 Property Owning Partnership holds the fee title to the 1290 Property and all improvements thereon. The 1290 Property, completed in 1963, is a 43-story, first class commercial office building with approximately 1,957,000 rentable square feet of space. The building is centrally located in midtown Manhattan and is connected to the famed "Rockefeller Center" complex via an underground passageway.

          The average occupancy rates for the 1290 Property for the years 1993 through 1997 were 98%, 94%, 78%, 90% and 97%, respectively.

          As of December 31, 1997, the 1290 Property was approximately 98% leased and there were leases and license agreements with 35 tenants and 4 licensees covering approximately 1,924,000 rentable square feet of space. For the year ended December 31, 1997, the annual average rent (including electricity and additional rent payable on account of operating expenses, porters wage, and real estate tax escalations) for office space leased in the building was approximately $41.00 per square foot. For the year ended December 31, 1997, approximately 47,000 square feet of space was under lease to retail tenants, at an average annual rent (including electricity and additional rent payable on account of operating expenses, porters wage and real estate tax escalations) of approximately $70.90 per rentable square foot. As of December 31, 1997, approximately 33,000 rentable square feet of office and storage space was available for rent.

          The building serves as the corporate headquarters of The Equitable Life Assurance Society of the United States ("Equitable"). In addition to Equitable, the building houses a variety of tenants, including financial institutions, entertainment companies and law firms.

691098.5

          The following table summarizes certain information regarding the largest leases at the 1290 Property as of December 31, 1997:

                                                                           Annual Base
                                                               Leased         Rent          Gross Rent        Date(s) of
                                                               square       per square      per square           Lease
Tenant                             Nature of Business       footage(1)    foot leased(2)  foot leased(3)      Expiration
------                             ------------------       -------       -----------     -----------         ----------

Equitable(4)                      Insurance/Financial
                                  Services                    565,099      $36.48(5)       $38.50(5)           12/31/11
Warner Communications, Inc.       Entertainment               270,710      $37.32(6)       $40.90(6)            6/30/12(7)
The Bank of New York              Financial Services          213,720      $36.44(8)       $38.08(8)           12/31/10(9)
EMI Entertainment World, Inc.     Entertainment               144,981      $38.56(10)      $42.14(10)           9/30/02
Deutsche Bank, AG                 Financial Services          120,741      $37.94(11)      $38.72(11)              2013(12)
Other Office and Retail Tenants   Various                     811,861(13)  $39.92          $49.01              1998-2013

(1) Leased square footage does not include approximately 14,400 square feet of storage space.

(2) Annual Base Rent means the amount contractually due (excluding adjustments related to recoveries from tenants for operating expenses, porters wage, real estate taxes, utilities or other items and rent concessions) for the year ended December 31, 1997. The Company believes that base rent is a conservative and appropriate measure for comparative purposes of commercial real estate rental revenue from office building properties that do not generate percentage rents based on sales.

(3) Gross Rent means Annual Base Rent plus recoveries from tenants for operating expenses, porters wage, real estate taxes, utilities and other items.

(4) The lease agreements with Equitable provide for the delivery of space to Equitable in five separate blocks: Block A, comprising 287,664 rentable square feet; Block B, comprising 135,528 rentable square feet; Block C, comprising 79,288 rentable square feet; Block D, comprising 27,090 rentable square feet; and Block E, comprising 24,752 rentable square feet. As of December 31, 1997, Equitable was in possession of the space designated as Blocks A, B and D and was entitled to a free rent period through June 1997 with respect to Block A, through October 1997 with respect to Block B and through July 1998 with respect to Block D. The space designated as Block E was occupied by another tenant as of December 31, 1997 and was delivered to Equitable in January 1998. Equitable is entitled to a free rent period through November 1998 with respect to Block E. The space designated as Block C is currently occupied by another tenant and such space will be delivered to Equitable on March 1, 1999. Equitable is entitled to a free rent period through December 1999 with respect to Block C. In addition to free rent, Equitable is entitled to a credit against rent of up to approximately $4,749,000 for all five blocks as reimbursement for the cost of certain tenant improvements made by and paid for by Equitable.

(5) Does not include (i) 10,574 square feet leased in the basement at an Annual Base Rent of $20.00 per square foot and a Gross Rent of $21.00 per square foot and (ii) an additional 203 square feet leased in the basement at an Annual Base Rent of $15.00 per square foot and a Gross Rent of $16.50 per square foot.

(6) The lease agreements with Warner Communications, Inc. ("Warner") provide that, with respect to 133,011 rentable square feet of space, Warner was not required to pay rent until July 1, 1997. A block of space constituting 24,380 rentable square feet is not scheduled to be delivered to Warner until June 30, 1998, following which Warner is entitled to a free rent period of approximately 14 1/2 months with respect to such space. Does not include 8,555 square feet of space leased in the basement at an Annual Base Rent of $20.00 per square foot and a Gross Rent of $22.33 per square foot.

(7) Leases with Warner expire May 31, 1999 (with respect to 76,708 square feet); February 28, 2000 (with respect to 28,056 square feet and 8,555 square feet in the basement); and June 30, 2012 (with respect to 157,391 square feet).

(8) Does not include 11,633 square feet of space leased in the basement at an Annual Base Rent and a Gross Rent of $40.00 per square foot.

(9) The Bank of New York lease expires May 31, 1998 (with respect to 24,380 square feet); April 30, 2003 (with respect to 31,402 square feet and 11,633 square feet in the basement); and December 31, 2010 (with respect to 146,405 square feet). The lease agreement with the Bank of New York provides that, with respect to 46,146 square feet, Bank of New York will not be required to pay rent until October 15, 1998. The Bank of New York lease also provides that the Bank of New York has the option to terminate its lease with respect to 100,159 square feet on the third floor of the 1290 Property effective as of December 31, 2006 by giving the 1290 Property Owning Partnership notice on December 31, 2005 and by paying a fee of $1,000,000.

(10) Does not include (i) 923 square feet of space leased in the basement at an Annual Base Rent of $17.32 per square foot and a Gross Rent of $22.92 per square foot and (ii) an additional 1,533 square feet of space leased in the basement at an Annual Base Rent of $32.50 per square foot and a Gross Rent of $37.99 per square foot.

(11) Of the 100,380 square feet to be delivered to Deutsche Bank, a portion was delivered in the first quarter of 1998, and the remainder is expected to be delivered in the second quarter of 1998. Deutsche Bank is entitled to a free rent period of 10 months with respect to such space.

(12) The lease with Deutsche Bank expires in 1998 with respect to 20,361 square feet and in 2013 with respect to 100,380 square feet.

(13) Other Office and Retail Tenants includes 104,040 square feet of office space that was occupied by other tenants on December 31, 1997, 24,752 square feet of which was delivered to Equitable in January 1998 and 79,288 square feet of which will be delivered to Equitable on March 1, 1999 as disclosed in footnote (4). Other Office and Retail Tenants also includes 24,380 square feet of office space occupied by a tenant on December 31, 1997 that is to be delivered to Warner on June 30, 1998, as disclosed in footnote (6). Additionally, Other Office and Retail Tenants includes 96,700 square feet of office space occupied by another tenant on December 31, 1997, a portion of which was delivered to Deutsche Bank during the first quarter of 1998, and the remainder of which is expected to be delivered in the second quarter of 1998, as disclosed in footnote (11).

          Expenditures for capital projects for the 1290 Property in 1997 aggregated approximately $1,688,000 and related primarily to (i) the commencement of an elevator modernization program; (ii) the conversion of a refrigeration machine (in accordance with the 1992 Clean Air Act); and (iii) removal of asbestos in certain mechanical rooms. Anticipated expenditures for capital projects for the 1290 Property in 1998 are approximately $1,632,000 and relate primarily to: (i) the continuation of an elevator modernization program;
(ii) removal of asbestos in several mechanical rooms; (iii) the continuation of the conversion of a refrigeration machine (in accordance with the 1992 Clean Air
Act); and (iv) the replacement of the main roof and the repair of certain roof setbacks.

          An environmental report prepared for the Properties indicates that the 1290 Property contains asbestos or asbestos containing materials in several mechanical rooms and certain other locations. The total cost of removing the asbestos in accordance with the operations and maintenance plan for the 1290 Property is estimated to be approximately $340,000 and the removal is anticipated to occur over a two-year period.

          The following table shows anticipated lease expirations on an aggregate basis for each calendar year from 1998 through and including 2007. Such chart assumes that there are no early terminations of leases and that leases expire without extension by existing tenants pursuant to lease options.


                                                                                               Percentage of Total
                                                                                              1290 Property Owning
                                              Rentable Square         Annual Base Rent       Partnership Annual Base
   Year of Lease          Number of           Feet Subject to          Represented by           Rent Represented
    Expiration         Leases Expiring        Expiring Leases          Expiring Leases         by Expiring Leases
   ------------        ---------------        ---------------         -----------------       -------------------

       1998                   5                    80,620                 $3,002,826                  4.38%
       1999                   3                    80,562                 $2,908,093                  4.33%
       2000                   3                    45,333                 $1,607,494                  2.37%
       2001                   3                   101,601                 $2,070,520                  3.10%
       2002                   3                   221,334                 $9,309,000                 15.04%
       2003                   3                    47,003                 $2,039,799                  3.77%
       2004                   3                   173,546                 $8,416,272                 17.57%
       2005                   5                    16,845                 $1,094,808                  2.41%
       2006                   2                    91,042                 $3,811,656                  5.70%
       2007                   -                       -                        -                        -

          Annual real estate taxes assessed against the 1290 Property for the fiscal years ended June 30, 1998, 1997 and 1996 were $17,152,000, $17,300,250 and $19,023,178, respectively, which amounts were calculated on assessed values of approximately $168,750,000, $168,750,000 and $189,000,000, respectively. See
-- "Tax Certiorari Proceedings and Tenant Reimbursement Claims."

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

          The average occupancy rate for the 237 Property for each of the years 1993 through 1997 was 98%.

          As of December 31, 1997, the 237 Property was approximately 98% leased and there were leases and license agreements with 16 tenants and 2 licensees covering approximately 1,117,000 rentable square feet of space. For the year ended December 31, 1997, the annual average rent (including electricity and additional rent on this space payable on account of operating expenses, porters wage and real estate tax escalations) for office space leased in the building was approximately $43.70 per square foot. For the year ended December 31, 1997, approximately 20,000 square feet of space was under lease to retail tenants, at an average annual rent (including electricity and additional rent on this space payable on account of operating expenses, porters wage and real estate tax escalations) of approximately $60.16 per rentable square foot. As of December 31, 1997, approximately 24,000 rentable square feet of retail space was available for rent.

          The following table summarizes certain information regarding the largest leases at the 237 Property as of December 31, 1997:


                                                                       Annual Base       Gross
                                                                        Rent per       Rent per      Year of
                                                    Leased Square      square foot    square foot     Lease
      Tenant                Nature of Business        Footage(1)        leased(2)      leased(3)    Expiration
      ------                ------------------        ----------        ---------      ---------    ----------


J. Walter Thompson          Advertising                 456,132           $22.39       $32.58         8/31/06
Company(4)

Swiss Reinsurance
Company, U.S. Branch
(and certain of its         Insurance/Financial
affiliates)                 Services                    279,906           $36.09       $57.19         8/31/01

E.M. Warburg Pincus &
Co., LLC                    Financial Services          167,788           $47.33(5)    $53.43        10/31/09

Champion International      Pulp and Paper
Corporation                 Industry                    110,800           $39.20       $44.88         9/30/11

Other Office and Retail
Tenants                     Various                     101,000           $41.37       $42.25        1998-2011

(1) Leased square footage does not include approximately 1,000 square feet of storage space.

(2) Annual Base Rent means the amount contractually due (excluding adjustments related to recoveries from tenants for operating expenses, porters wage, real estate taxes, utilities or other items and rent concessions) for the year ended December 31, 1997. The Company believes that base rent is a conservative and appropriate measure for comparative purposes of commercial real estate rental revenue from office building properties that do not generate percentage rents based on sales.

(3) Gross Rent means Annual Base Rent plus recoveries from tenants for operating expenses, porters wage, real estate taxes, utilities and other items.

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

(5) The lease agreement with E.M. Warburg Pincus & Co., LLC ("Warburg Pincus") provided that, with respect to 56,243 rentable square feet, Warburg Pincus was not required to pay rent until May 1, 1997. The lease agreement also provides that fixed rent shall be abated in full with respect to 77,238 rentable square feet for the months of September and October in each of 1998 and 1999.

          Expenditures for capital projects for the 237 Property in 1997 aggregated approximately $666,000 and related primarily to facade and roof repairs and an upgrade of the condenser water system. Anticipated expenditures for capital projects for the 237 Property in 1998 are approximately $1,830,000 and relate primarily to an upgrade of the building's electrical capacity system.

          The following table sets forth anticipated lease expirations on an aggregate basis for each calendar year from 1998 through and including 2007. This chart assumes that there are no early terminations of leases and that leases expire without extension by existing tenants pursuant to lease options.

                                                                                              Percentage of Total
                                                                                              237 Property Owning
                                              Rentable Square         Annual Base Rent         Partnership Annual
                          Number of            Feet Subject             Represented          Base Rent Represented
   Year of Lease       Leases/Licenses          to Expiring             by Expiring               by Expiring
    Expiration            Expiring            Leases/Licenses         Leases/Licenses           Leases/Licenses


       1998                   1                      900               $     36,000                    .10%
       1999                   1                    3,372                   $269,760                    .74%
       2000                   1                    3,450               $    196,656                    .56%
       2001                   3                  283,001               $ 10,283,328                  31.98%
       2002                   -                      -                      -                            -
       2003                   1                    2,050               $    189,660                    .73%
       2004                   2                    9,693               $    350,352                   1.34%
       2005                   -                      -                      -                            -
       2006                   1                  456,132               $ 10,898,364                  47.98%
       2007                   1                      713               $    105,372                    .67%

          Annual real estate taxes assessed against the 237 Property for the fiscal years ended June 30, 1998, 1997 and 1996 were $9,827,000, $9,835,307 and
$9,511,807, respectively, which amounts were calculated on assessed values of approximately $108,805,000, $110,250,000 and $108,450,000, respectively. See --
"Tax Certiorari Proceedings and Tenant Reimbursement Claims."

          Other Assets

          Tenant Notes Receivable

          An affiliate of O&Y was the holder of a note (the "Robinson Silverman Note") issued by Robinson Silverman Pearce & Aronsohn ("Robinson Silverman"), dated April 1, 1989 in the face amount of $6,500,000 and a maturity date of September 1, 1999, which note was executed in connection with Robinson Silverman's lease at the 1290 Property. The Robinson Silverman Note was assigned to the 1290 Property Owning Partnership on the Effective Date. In 1991 and 1992, Robinson Silverman claimed certain concessions regarding the payment terms of such note. Although 1290 LLC was unable to locate any records evidencing an agreement to such concessions, Robinson Silverman has made payments reflecting such concessions and such payments were not rejected by 1290 LLC and have not been rejected by the 1290 Property Owning Partnership. Without the Company expressing any opinion with regard thereto, if such concessions were granted, the Robinson Silverman note would have an outstanding principal balance as of December 31, 1997 of $4,430,762, would bear interest at 7.5% per annum and would require level monthly payments of interest and principal of $75,000. If such concessions were not granted, then the Robinson Silverman Note would bear interest at 10% and, based on the monthly payments of $75,000 received from Robinson Silverman, the outstanding balance as of December 31, 1997 would be approximately $5,758,182.

          An affiliate of O&Y was the holder of a note (the "Warburg Pincus Note," and together with the Robinson Silverman Note, the "Tenant Notes"), issued by Warburg Pincus, dated August 20, 1985, in the face amount of $4,354,758, which note was executed in connection with Warburg Pincus' lease at the 237 Property. The note is payable on October 31, 1999 and does not bear interest prior to its maturity. The Warburg Pincus Note was assigned to the 237 Property Owning Partnership on the Effective Date.

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

          Tax Certiorari Proceedings and Tenant Reimbursement Claims

          The Debtors and their predecessors-in-interest commenced tax certiorari proceedings which remain outstanding against the City of New York, for over-assessment of property taxes for the tax years ending June 30, 1995 through June 30, 1997 with respect to the 237 Property and for the tax years ending June 30, 1991 through June 30, 1997 with respect to the 1290 Property. In addition, 2 Broadway Associates, L.P. ("2 Broadway LP") similarly commenced tax certiorari proceedings against the City of New York for over-assessment of property taxes for the tax years ending June 30, 1988 through June 30, 1995 with respect to the 2 Broadway Property. The rights to the proceeds of the 2 Broadway Property tax certiorari proceedings were assigned to the Company pursuant to the Plan. See "-- Certain Assets Related to 2 Broadway." The Property Owning Partnerships and the Company have been substituted for the Debtors and 2 Broadway LP, respectively, in such tax certiorari proceedings. The Company estimates Net Tax Proceeds (as hereinafter defined) from such tax certiorari proceedings of approximately $14,088,000. Certain current and former tenants of the Properties and the 2 Broadway Property hold unsecured claims (the "Tenant Reimbursement Claims") against the Property Owning Partnerships and the Company based upon a right to payment provided in such tenants' leases, contingent upon the realization by the Property Owning Partnerships and the Company of the proceeds, if any, of any tax certiorari proceedings which were commenced by the Debtors and 2 Broadway LP, net of any amounts, fees and expenses incurred to prepare for, institute and prosecute such tax certiorari proceedings (the "Net Tax Proceeds"). The Property Owning Partnerships and/or the Company receiving such Net Tax Proceeds will cause an amount necessary, in their sole determination, to reserve in full for all Tenant Reimbursement Claims to be deposited in a reserve account (the "Claims Reserve"). Within 30 days after the date of such deposit, the Property Owning Partnerships and the Company will determine the entitlement of holders of Tenant Reimbursement Claims to payment of such Tenant Reimbursement Claims by reason of the receipt of such Net Tax Proceeds and, in making such determination, will be entitled to give effect to any rights of setoff, recoupment or other claims that the Property Owning Partnerships and/or the Company or any predecessor-in-interest may have against the holders of such Tenant Reimbursement Claims. Thereafter, the Property Owning Partnerships and/or the Company will deliver a notice of such determination to each holder of a Tenant Reimbursement Claim. Each holder of a Tenant Reimbursement Claim will have 30 days after receipt of such notice to object to the determination of the amount to which it is entitled. If the holder of a Tenant Reimbursement Claim does not object to the determination by the Property Owning Partnerships and/or the Company within such 30 day period, then such Tenant Reimbursement Claim will be paid from the Claims Reserve at the request of the Property Owning Partnerships and/or the Company, without the necessity of Bankruptcy Court approval. If the holder of a Tenant Reimbursement Claim objects on a timely basis to the determination by the Property Owning Partnerships and/or the Company, then such Tenant Reimbursement Claim will be a disputed claim and no payments will be made on account of such claim until such claim is allowed, in whole or in part, by final order of the Bankruptcy Court. All remaining Net

Tax Proceeds held by the Property Owning Partnerships will be distributed to the Lower Tier Limited Partnership which will in turn distribute such Net Tax Proceeds related to the Properties to the Company; provided, that, the Property Owning Partnerships are required to retain sufficient cash to pay all disputed Tenant Reimbursement Claims until such claims have been allowed or disallowed. The Company estimates that approximately $6,414,000 will be paid to current and former tenants in respect of Tenant Reimbursement Claims resulting in a net recovery by the Property Owning Partnerships and the Company of an aggregate of approximately $7,674,000.

          Certain Assets Related to 2 Broadway

          Prior to the Merger of the Debtors into the Upper Tier Limited Partnership, 1290 LLC assigned to the Company all of its rights in certain assets related to the sale of 2 Broadway that were owned by 2 Broadway LP, an affiliate of the Debtors, including the assets described below and segregated reserve accounts established by the Trustee, as disbursing agent under the reorganization plan related to the 2 Broadway Property (the "2 Broadway Plan"),
(i) for potential utility tax claims of the taxing authorities of the City and State of New York (the "2 Broadway Utility Tax Claims") and (ii) for the payment of all claims which were not then, but might become allowed claims (other than the 2 Broadway Priority Utility Tax Claims) in connection with the 2 Broadway Plan. Pursuant to an Assumption and Indemnification Agreement, dated as of the Effective Date, by and among 1290 LLC, 2 Broadway LP, the Company and the Indenture Trustee, (i) the Company assumed any and all remaining obligations of 1290 LLC and 2 Broadway LP in connection with any claims reserved pursuant to section 9.3 of the 2 Broadway Plan, and (ii) the Company received all amounts remaining in the 2 Broadway claims reserve. Effective March 6, 1997, the 2 Broadway Utility Claims reserve account was closed and the balance was transferred to the Claims Reserve. The balance included in the Claims Reserve for settlement of the 2 Broadway Utility Tax Claims as of December 31, 1997 was $2,422,000. The Company believes that amounts held in the Claims Reserve will be sufficient to pay in full all claims arising under the 2 Broadway Plan. In December 1997, the Company entered into a resolution with the City of New York Department of Finance settling the 2 Broadway Priority Utility Tax Claims with respect to New York City utility taxes for an aggregate of $236,000.

          The assets related to the 2 Broadway Property that were assigned to the Company include the following:

                    a. the right to receive any surplus amounts in the claims reserve and the utility tax reserve under the 2 Broadway Plan;

                    b. the right to proceeds of certain tax certiorari proceedings existing with respect to 2 Broadway (net of costs of collections and payments to be made to tenants);

                    c. the right to receive any remaining post-closing apportionments under the contract of sale pursuant to which the 2 Broadway Property was sold; and

                    d. the right to receive dividends and distributions under certain non-transferable stock received by 2 Broadway LP in connection with the bankruptcy of Drexel Burnham Lambert, a former tenant of the 2 Broadway Property.

          The Company received the remaining post-closing apportionments described in (c) above, totaling approximately $86,000, in 1997.

          Priority Utility Tax Claims

          Pursuant to the Plan, the Debtors were deemed to have objected to all claims against the Debtors arising from the nonpayment of New York State or New York City utility taxes (the "Priority Utility Tax Claims"). As successor to the Debtors, the Upper Tier Limited Partnership has the exclusive right to prosecute any objection to Priority Utility Tax Claims, any litigation related to any objection to Priority Utility Tax Claims and to compromise or settle any such objection or litigation. Pursuant to the Plan, the Company funded the Claims Reserve for such claims. If the Upper Tier Limited Partnership settles any Priority Utility Tax Claim, the Property Owning Partnership owning the Property in question will indemnify the holders of equity interests in the Debtor which had formerly owned the Property in question (and their successors and assigns) from all claims which may be made by the City or State of New York in respect of utility taxes, interest and penalties in connection with such Property unless such settlement includes a release of such holders from all such claims. At such time as the Priority Utility Tax Claims are disallowed or allowed (as determined by either a court of competent jurisdiction or by agreement between the Company and the relevant taxing authority), the Company will pay any such allowed claims from cash held in the Claims Reserve and any amount held in the Claims Reserve in excess of the amount of such allowed claims will be paid to the Company. The Company believes that amounts held in the Claims Reserve will be sufficient to pay in full all Priority Utility Tax Claims.

          In December 1997, the Property Owning Partnerships entered into a resolution with the City of New York Department of Finance settling the Priority Utility Tax Claims with respect to New York City utility taxes for an aggregate of $34,000. The Claims Reserve was reduced by the amount of the settlement.

          Claims Reserve

          As of December 31, 1997, $2,872,000 is being held in trust for the benefit of holders of Priority Utility Tax Claims and the 2 Broadway Utility Tax Claims pending determination of their entitlement thereto (the "Claims Reserve"). The Company believes that amounts in the Claims Reserve will be sufficient to pay in full all claims arising from the Debtors' bankruptcy cases. If any cash held in the Claims Reserve remains after all claims have been allowed or disallowed and distributions have been made in accordance with the Plan, such cash will be transferred to the Company.

          Indebtedness

          On the Effective Date, The Chase Manhattan Bank ("Chase") and certain other lenders made a loan (the "Loan") to the Property Owning Partnerships in the aggregate principal amount of $420,000,000. The Property Owning Partnerships will pay debt service on this indebtedness out of the Property Owning Partnerships' revenues from their operation of the Properties. The Company believes that the cash flow generated by the Properties will be sufficient to meet the debt service requirements of the loan and that it has sufficient cash to fund its working capital needs for the next twelve months.

ITEM 3.   LEGAL PROCEEDINGS

          There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, against or involving the Company, the Partnerships or the Properties.

          Retention of Jurisdiction by Bankruptcy Court

          In July 1997, the Bankruptcy Court entered a final decree closing the reorganization cases of the Debtors.

          The Bankruptcy Court may retain jurisdiction, and if the Bankruptcy Court exercises its retained jurisdiction, it will have exclusive jurisdiction of all matters arising out of, and related to, the Plan and, for among other things, the following purposes: (a) to determine any and all adversary proceedings, applications and contested matters; (b) to allow or disallow any disputed claim, including Tenant Reimbursement Claims, in whole or in part; (c) to issue such orders in aid of execution of the Plan, to the extent authorized by section 1142 of the Bankruptcy Code; (d) to cure any defect or omission, or reconcile any inconsistency in any order of the Bankruptcy Court, including the Confirmation Order (as such term is defined in the Plan); (e) to hear and determine disputes arising in connection with the interpretation, implementation, or enforcement of the Plan; and (f) to hear and determine matters concerning state, local and federal taxes in accordance with sections 346, 505 and 1146 of the Bankruptcy Code including, without limitation, the New York Real Property Transfer Gains Tax, Article 31-B of the New York Tax Law.

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

          As of March 4, 1998, there were approximately 116 holders of record of the Company's Common Stock.


           Distribution Policy


          On March 6, 1997, the Board of Directors adopted a distribution policy calling for regular quarterly distributions. The Board of Directors, in its sole discretion, determines the actual distribution rate based on a number of factors, including the amount of cash available for distribution, the Company's financial condition, capital expenditure requirements for the Company's Properties, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as the Board of Directors deems relevant. The Company intends to make distributions to comply with the REIT distribution requirements. In order to maintain its qualification as a REIT, the Company must make annual distributions to stockholders of at least 95% of its taxable income (excluding capital gains).

          On January 20, 1997, the Company made a special distribution of $.50 per share of Common Stock to shareholders of record of Common Stock on December 31, 1996.

          On April 15, 1997, the Company made a regular distribution of $.25 per share of Common Stock to shareholders of record of Common Stock on March 31, 1997.

          On July 15, 1997, the Company made a regular distribution of $.50 per share of Common Stock to shareholders of record of Common Stock on June 30, 1997.

          On October 15, 1997, the Company made a distribution of $1.00 per share of Common Stock to shareholders of record of Common Stock on September 30, 1997; consisting of a regular distribution of $.50 per share of Common Stock and a special distribution of $.50 per share of Common Stock.

          On December 31, 1997, the Company made a distribution of $1.00 per share of Common Stock to shareholders of record of Common Stock on December 26, 1997; consisting of a regular distribution of $.50 per share of Common Stock and a special distribution of $.50 per share of Common Stock.

          On March 17, 1998, the Board of Directors of the Company declared a regular dividend of $.50 per share of Common Stock (aggregating to $6,483,323), payable on April 15, 1998 to shareholders of record of Common Stock on March 31, 1998.

ITEM 6.   SELECTED FINANCIAL DATA

          The following table sets forth selected historical financial data.

                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME



                                                         Period October 10, 1996
                                                             (commencement of
                                            Year ended         operations) to
                                          December 31, 1997    December 31, 1996
                                          -----------------    -----------------
                                           (In thousands, except share amounts)

REVENUES
  Rental income                                   $130,807           $ 30,106
  Interest income                                    3,676                779
                                                   -------            -------
    Total revenues                                 134,483             30,885
                                                   -------            -------

OPERATING EXPENSES
  Real Estate Taxes                                 26,813              6,208
  Operating and Maintenance                          7,553              1,774
  Utilities                                          6,870              1,195
  Payroll                                            4,332              1,170
  Management Fees                                    2,121                426
  Professional Fees                                  2,055                384
  General and Administrative                         1,032                204
                                                   -------           --------
    Total Operating Expenses                        50,776             11,361
                                                   -------           --------

OTHER ITEMS
  Interest Expense                                  34,048              7,484
  Depreciation and Amortization                     15,532              3,457
                                                   -------           --------
    Total Other Expenses                            49,580             10,941
                                                   -------           --------

NET INCOME                                         $34,127            $ 8,583
                                                   =======           ========

Net Income Per Common Share:
Net Income                                           $2.63              $ .66
                                                     =====              =====
Weighted Average Common Shares Outstanding      12,963,963         12,963,046
                                                ==========         ==========
Net Income Per Common Share
(assuming dilution):
Net Income                                           $2.63              $ .66
                                                     =====              =====
Weighted Average Common Shares Outstanding      12,988,963         12,990,046
                                                ==========         ==========
Funds from Operations                              $47,422            $11,541
                                                    ======             ======
Total Assets as of year end                       $757,932           $766,219
                                                   =======            =======
Long-Term Debt as of year end                     $418,125           $420,000
                                                   =======            =======
Cash Dividends Declared Per Common Share             $2.75              $ .50
                                                      ====               ====

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with Selected Financial Data and the financial statements included in "ITEM 6. -- SELECTED FINANCIAL DATA" and "ITEM 8. -- FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

          Overview

          The Company was formed on May 13, 1996 and commenced operations on October 10, 1996, upon acquisition of the 237 Property and the 1290 Property pursuant to the Plan. The Company is a Maryland corporation that qualifies as a REIT for tax purposes.

          The Company's principal business objective is to operate the Properties in a manner that will maximize the Properties' revenues and value and in turn maximize funds from operations and stockholder value.

          The 1290 Property is a 43-story Class A commercial office building with approximately 1.9 million rentable square feet of space. The building is centrally located in midtown Manhattan and is connected to the famed "Rockefeller Center" complex via an underground passageway. The 1290 Property serves as the corporate headquarters for The Equitable Life Assurance Society of the United States, and is currently 98% leased. Over the next five years, approximately 21% of the total rentable area of the building is subject to expiring leases.

          The 237 Property is a 21-story Class A commercial office building with approximately 1.1 million rentable square feet of space. The building, centrally located in midtown Manhattan, is situated off one of New York City's most prestigious thoroughfares and is within close proximity to Grand Central Station, a transportation hub. The 237 Property serves as the corporate headquarters for J. Walter Thompson Company, a major advertising agency, as well as Swiss Reinsurance Company ("Swiss Re"), an insurance/financial services organization, and is currently 98% leased. Over the next five years, approximately 25% of the total rentable area of the building is subject to expiring leases.

          The Company, through the Property Owning Partnerships, has retained Tishman Speyer Properties, L.P. to serve as the property manager and leasing agent, which is responsible for managing the daily operations of the Properties, and 970 Management, LLC, an affiliate of Victor Capital Group, L.P., to serve as the Asset Manager. The Company has also entered into a REIT Management Agreement with Tishman Speyer Properties, L.P. to perform certain accounting, administrative and REIT compliance monitoring services.

          On March 6, 1997, the Board of Directors adopted a distribution policy calling for a regular quarterly dividend. On January 20, 1997, the Company made a special distribution of $.50 per share of Common Stock to shareholders of record on December 31, 1996. On April 15, 1997, the Company made a regular distribution of $.25 per share of Common Stock to shareholders of record on March 31, 1997. On July 15, 1997, the Company made a regular distribution of $.50 per share of Common Stock to shareholders of record on June 30, 1997. On October 15, 1997, the Company made a distribution of $1.00 per share of Common Stock to shareholders of record on September 30, 1997, consisting of a regular distribution of $.50 per share of Common Stock and a special distribution of $.50 per share of Common Stock. On December 31, 1997, the Company made a distribution of $1.00 per share of Common Stock to shareholders of record on December 26, 1997, consisting of a regular distribution of $.50 per share of Common Stock and a special distribution of $.50 per share of Common Stock. On March 17, 1998, the Board of Directors of the Company declared a regular dividend of $.50 per share of Common Stock (aggregating to $6,483,323), payable on April 15, 1998 to shareholders of record on March 31, 1998. As of December 31, 1997, 12,966,646 shares of common stock were issued and outstanding. The Common Stock of the Company is not listed on any exchange, and the Company does not intend to list the Common Stock on any exchange in the near term.

          The assets and results of operations of the Properties are reported in the consolidated financial statements of the Company using the consolidation method of accounting. In accordance with Rule 3-14 of Regulation S-X of the Securities and Exchange Commission, the financial information presented for the year ended December 31, 1995 and for the period January 1, 1996 to October 10, 1996 represent Combined Statements of Revenues and Certain Expenses. These statements are not representative of the actual operations for the respective periods, as certain expenses, which may not be comparable to the expenses expected to be incurred in the future operations of the Properties, have been excluded. As a result, the operating results of the Company for the year ended December 31, 1997 and for the period October 10, 1996 to December 31, 1996 are not directly comparable with the prior periods.

          Historical Consolidated Statement of Income, year ended December 31, 1997

          The Company's revenues of $134,483,000 for the year consisted of base rental income of $114,183,000 (84.9%), escalation income of $15,434,000 (11.5%), and other income of $4,866,000 (3.6%). This revenue is achieved based on the 237 Property and the 1290 Property being approximately 98% and 97% leased, respectively, during the year.

          Historical Consolidated Statement of Income, Period October 10, 1996 to December 31, 1996.

          The Company's revenues of $30,885,000 for the period consisted of base rental income of $24,919,000 (80.7%), operating escalation income of $3,222,000 (10.4%), and miscellaneous income of $2,744,000 (8.9%). This revenue is achieved based on the 237 Property and the 1290 Property being approximately 98% and 90% leased, respectively, during the period.

          Liquidity and Capital Resources

          At December 31, 1997, the Company had unrestricted cash on hand of approximately $24,627,000 of which $6,483,323 will be used to pay dividends on April 15, 1998 to shareholders of record on March 31, 1998. At December 31, 1996, the Company had unrestricted cash on hand of approximately $37,675,000 of which $6,481,000 was used to pay a dividend on January 15, 1997 to stockholders of record on December 31, 1996. On October 10, 1996, the Property Owning Partnerships borrowed $420,000,000 secured by the 1290 Property and the 237 Property. The Loan is cross-collateralized by the Properties and prohibits the Property Owning Partnerships from incurring any additional indebtedness. The Company may, however, be able to incur unsecured indebtedness, although it has no present plans to do so. The Company believes that cash on hand and existing cash flow from operations are sufficient to satisfy the Company's foreseeable cash requirements which consist primarily of property operating expenses, real estate taxes, capital expenditures, debt service on the Loan and distributions necessary to enable the Company to continue to qualify as a REIT. The Loan matures on October 10, 2001. If not repaid or refinanced prior to such date, the Property Owning Partnerships will be required to refinance the Loan on that date. There can be no assurance, however, that the Company will be able to refinance the Loan on that date or what the terms of any refinancing will be.

          Year 2000 Compliance

          The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

          The Company began preparations for the year 2000 in 1996 and has identified all significant applications that will require modification to ensure compliance. Internal and external resources have been and continue to be used to make the required modifications and test Year 2000 Compliance. The modification process of all significant applications is substantially complete.

          In addition, the Company has communicated with others with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

          The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. These costs to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

          Funds from Operations

          The Company generally considers Funds from Operations to be a useful measure of the operating performance of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds from Operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles ("GAAP") and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Funds from Operations does not measure whether cash flow is sufficient to fund all of the Company's cash needs, including principal amortization, capital improvements and distributions to shareholders. Funds from operations also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Company's calculation of Funds from Operations. The Company adopted the National Association of Real Estate Investment Trusts ("NAREIT") definition of Funds from Operations in 1996 and has used it for all periods presented. Funds from Operations is calculated as net income (loss) computed in accordance with GAAP adjusted for depreciation expense attributable to real property, amortization expense attributable to real property, amortization expense attributable to capitalized leasing costs, tenant allowances and improvements, gains and losses on sales of real estate investments and extraordinary and nonrecurring items.

          Funds from Operations for the year ended December 31, 1997 and the period October 10, 1996 (commencement of operations) to December 31, 1996 is summarized in the following table (in thousands, except share data).



                                                                 Year ended         Period October 10, 1996
                                                              December 31, 1997  (commencement of operations)
                                                              -----------------     to December 31, 1996
                                                                                 ----------------------------

Net Income                                                       $ 34,127                   $ 8,583
Add:
Depreciation attributable to real property and
amortization attributable to leasing costs                         13,295                     2,958
                                                                   ------                    ------
Funds from Operations                                             $47,422                   $11,541
                                                                   ======                    ======
Weighted average number of shares of                           12,988,963                12,990,046
Common Stock outstanding (1)                                   ==========                ==========



(1) Includes 25,000 and 27,000 shares of Common Stock issuable upon the exercise of outstanding options as of December 31, 1997 and 1996, respectively.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The Property Owning Partnerships and the lead lender under the Loan entered into an Interest Rate Exchange Agreement effective
October 10, 1996 (the "Swap Agreement"). The Swap Agreement has a term of 5 years and provides that the Property Owning Partnerships will pay interest at an effective rate of 7.987% per annum of the notional amount of $420,000,000. Management believes the risk of incurring losses related to the credit risk is remote and any losses would be immaterial.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          METROPOLIS REALTY TRUST, INC.
                          INDEX TO FINANCIAL STATEMENTS


                                                                            Page


HISTORICAL FINANCIAL STATEMENTS

    Independent Auditors' Report............................................  22

    Consolidated Balance Sheets as of December 31, 1997 and 1996............  23

    Consolidated Statements of Income for the year ended December 31,
    1997 and the period October 10, 1996 (commencement of operations) to
    December 31, 1996.......................................................  24

    Consolidated Statements of Stockholders' Equity for year ended
    December 31, 1997 and the period October 10, 1996 (commencement of operations) to December 31, 1996.....................................  25

    Consolidated Statements of Cash Flows for year ended December 31,
    1997 and the period October 10, 1996 (commencement of operations)
    to December 31, 1996....................................................  26

    Notes to Consolidated Financial Statements..............................  27

PURCHASED PROPERTIES

    Independent Auditors' Report............................................  34

    Combined Balance Sheet as of December 31, 1995..........................  35

    Combined Statements of Revenues and Certain Expenses for the period
    January 1, 1996 to October 10, 1996 and for the year ended
    December 31, 1995.......................................................  36

    Notes to Combined Balance Sheet and Statements of Revenues
    and Certain Expenses....................................................  37

INDEPENDENT AUDITORS' REPORT

To the Stockholders of Metropolis Realty Trust, Inc.

We have audited the accompanying consolidated balance sheets of Metropolis Realty Trust, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of income, stockholders' equity and cash flows for the year ended December 31, 1997 and the period October 10, 1996 (commencement of operations) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Metropolis Realty Trust, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for the year ended December 31, 1997 and the period October 10, 1996 (commencement of operations) to December 31, 1996 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
New York, New York
February 23, 1998

METROPOLIS REALTY TRUST, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
--------------------------------------------------------------------------------


ASSETS
                                                                                                 December 31,
                                                                                            1997             1996
                                                                                            ----             ----


Rental property - net of accumulated depreciation of $16,165 and $2,958,                $  649,107       $  655,755
   respectively
Cash and cash equivalents                                                                   24,627           37,675
Escrow deposits                                                                              2,909           13,757
Tenant security deposits                                                                       640              594
Due from tenants - net of doubtful accounts of $2,745 and $2,745, respectively               3,005            3,952
Deferred financing costs - net of amortization of $2,678 and $493,                           8,247           10,432
   respectively
Real estate tax refunds                                                                     14,088           14,088
Notes receivable - net of unamortized discount of $420 and $636, respectively                9,101            8,904
Deferred rent receivable                                                                    26,855            6,576
Prepaid real estate taxes                                                                   13,575           13,208
Deferred leasing costs, net of amortization of $110 and $0, respectively                     5,266              170
Other assets                                                                                   512            1,108
                                                                                           -------          -------
TOTAL ASSETS                                                                            $  757,932       $  766,219
                                                                                           =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Secured notes                                                                         $  418,125       $  420,000
  Accounts payable and accrued expenses                                                     16,968           16,421
  Tenants' security deposits and unearned revenue                                            2,009            1,115
  Dividends payable                                                                              -            6,481
                                                                                           -------          -------

Total Liabilities                                                                          437,102          444,017
                                                                                           -------          -------

Subordinated Minority Interest                                                              14,855           14,855
                                                                                           -------          -------

Stockholders' Equity
  Common Stock - $10 par value
  (Class A - outstanding - 7,990,586 and 7,986,986 shares, respectively; Class B
    - outstanding - 4,936,060 and 4,936,060 shares, respectively;
    and Class C - outstanding - 40,000 and 40,000 shares, respectively)                    129,666          129,630
  Paid-in capital                                                                          175,736          175,615
  Retained earnings                                                                            573            2,102
                                                                                           -------          -------

Total Stockholders' Equity                                                                 305,975          307,347
                                                                                           -------          -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $757,932         $766,219
                                                                                           =======          =======

See notes to consolidated financial statements.

METROPOLIS REALTY TRUST, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
-------------------------------------------------------------------------------------------------------------------



                                                                                              October 10, 1996
                                                                                              (commencement of
                                                                       Year ended              operations) to
                                                                    December 31, 1997        December 31, 1996
REVENUES:
  Base rental income                                                    $ 114,183               $    24,919
  Operating escalation income                                              15,434                     3,222
  Interest income                                                           3,676                       779
  Miscellaneous income                                                      1,190                     1,965
                                                                          -------                    ------
    Total revenues                                                        134,483                    30,885
                                                                          -------                    ------

OPERATING EXPENSES:
  Real estate taxes                                                        26,813                     6,208
  Operating and maintenance                                                 7,553                     1,774
  Utilities                                                                 6,870                     1,195
  Payroll                                                                   4,332                     1,170
  General and administrative                                                1,032                       204
  Professional fees                                                         2,055                       384
  Management fees                                                           2,121                       426
                                                                           ------                    ------
    Total operating expenses                                               50,776                    11,361
                                                                           ------                    ------

OTHER ITEMS:
  Interest expense                                                         34,048                     7,484

  Depreciation and amortization                                            15,532                     3,457
                                                                           ------                    ------
    Total other items                                                      49,580                    10,941
                                                                           ------                    ------

NET INCOME                                                            $    34,127               $     8,583
                                                                          =======                ==========

NET INCOME PER COMMON SHARE:
  Net income                                                          $      2.63               $       .66
                                                                          =======                ==========
  Weighted Average Common Shares Outstanding                           12,963,963                12,963,046
                                                                       ==========                ==========

NET INCOME PER COMMON SHARE (assuming
dilution):
  Net income                                                          $      2.63               $       .66
                                                                             ====                      ====
  Weighted Average Common Shares Outstanding (including                12,988,963                12,990,046
  25,000 and 27,000 shares of Common Stock issuable                    ==========                ==========
  upon the exercise of outstanding options as of
  December 31, 1997 and 1996, respectively).

See notes to consolidated financial statements.

METROPOLIS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------
                                                Common                                          Total
                                               Stock at        Paid-in       Retained       Stockholders'
                                              Par Value        Capital       Earnings          Equity
                                              ---------      ----------   --------------    -------------
BALANCE, OCTOBER 10, 1996                      $129,630      $175,615     $      --           $305,245
Net income                                           --            --         8,583              8,583
Dividend Declared                                    --            --        (6,481)            (6,481)
                                                -------       -------      --------            -------
BALANCE, DECEMBER 31, 1996                      129,630       175,615         2,102            307,347

Shares issued under Directors' Stock Plan            36           121            --                157
Net income                                           --            --        34,127             34,127
Dividends Declared                                   --            --       (35,656)           (35,656)
                                                -------       -------      --------            -------
BALANCE, DECEMBER 31, 1997                     $129,666      $175,736     $     573           $305,975
                                                =======       =======      ========            =======

See notes to consolidated financial statements.

METROPOLIS REALTY TRUST, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------
                                                                                                  Period
                                                                                             October 10, 1996
                                                                                             (Commencement of
                                                                      Year Ended              Operations) to
                                                                  December 31, 1997         December 31, 1996
                                                                  -----------------         ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $34,127                     $ 8,583
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                         15,532                       3,457
   Issuance of shares of Common Stock                                       157                          --
   Amortization of discount - notes receivable                             (504)                        (96)
   Change in:
      Decrease in escrow deposits                                        10,848                       8,177
      Decrease in due from tenants                                          947                         734
      Decrease/(Increase) in prepaid expenses and other assets              199                      (7,860)
      Increase in deferred rent receivable                              (20,279)                     (6,576)
      Increase/(Decrease) in accounts payable and accrued                   547                         (79)
      expenses
      Increase/(Decrease) in unearned revenue                               848                      (5,125)
                                                                         ------                      ------
         Net cash provided by operating activities                       42,422                       1,215
                                                                         ------                      ------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to building and equipment                                     (6,559)                     (2,405)
 Leasing and organization costs                                          (5,206)                       (182)
 Collections on notes receivable                                            307                          48
                                                                         ------                      ------
         Net cash used in investing activities                          (11,458)                     (2,539)
                                                                         ------                      ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on Secured Notes                                             (1,875)                         --
   Dividends Paid                                                       (42,137)                         --
                                                                        -------                      ------
         Net cash used in financing activities                          (44,012)                         --
                                                                        -------                      ------

(DECREASE) IN CASH AND CASH EQUIVALENTS                                 (13,048)                     (1,324)

CASH AND CASH EQUIVALENTS, BEGINNING OF                                  37,675                      38,999
                                                                         ------                      ------
PERIOD

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $24,627                     $37,675
                                                                         ======                      ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
 Interest paid                                                          $33,905                     $ 5,341
                                                                         ======                       =====
 Dividends declared                                                     $35,656                     $ 6,481
                                                                         ======                       =====

See notes to consolidated financial statements.

METROPOLIS REALTY TRUST, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 1997 AND
THE PERIOD OCTOBER 10, 1996 (COMMENCEMENT
OF OPERATIONS) TO DECEMBER 31, 1996
(In Thousands except share amounts)

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

    Basis of Presentation - The consolidated financial statements include Metropolis, the Lower Tier Limited Partnership, the GP Corps and each of the Property Owning Partnerships.

    Certain 1996 amounts have been reclassified to conform with the 1997 presentation.

    The presentation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet date. Actual results could differ from those estimates.

    Rental Property - Rental property is carried at cost, net of accumulated depreciation and amortization and, includes land, building, tenant improvements and building improvements. Land is valued at $134,518 as of December 31, 1997 and 1996 and building, tenant improvements and building improvements are carried at $531,914 and $521,789 as of December 31, 1997 and 1996, respectively. In accordance with SFAS No. 121, impairment of property is determined to exist when estimated amounts recoverable through future operations and sale of property on an undiscounted basis are below that property's carrying value. If a property is determined to be impaired, it must be written down to its estimated fair value. Fair value is defined as the amount for which the asset could be bought or sold in a current transaction, that is, other than a forced or liquidation sale.

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

    Deferred Charges - Deferred financing costs are amortized over the term of the related loan. Direct costs related to leasing are amortized over the related lease term on a straight-line basis.

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

    Amounts Per Share - In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share (SFAS 128). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the requirements of SFAS 128.


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


3.   NOTES RECEIVABLE

     Included in Notes Receivable are two tenant notes aggregating approximately $9,101 at December 31, 1997. The first note, dated April 1, 1989 with a face amount of $6,500 and a maturity date of September 1, 1999, is carried at $5,338, based on certain payment terms net of unamortized discount. Such payment terms include a stated interest rate of 10%. In 1991 and 1992, the tenant claimed certain concessions regarding the payment terms of such note. Without the Company expressing an opinion with regard thereto, if such concessions were granted, the note would bear interest at 7.5% per annum and would require level monthly payments of interest and principal of $75. The second note, dated August 20, 1985, with a face value of $4,355, is carried at $3,763 net of unamortized discount. The second note does not bear interest and is payable on October 31, 1999.


4.   SECURED NOTES

     Secured Notes consist of promissory notes ("Loan") issued by the Property Owning Partnerships in the original principal amount of $420,000 pursuant to a Credit Agreement ("Agreement") among the Property Owning Partnerships, the lenders as signatories thereto in the Agreement and the lead lender. Of the aggregate principal amount of the loan, $250,000 of the Loan is allocated to the 1290 Property and $170,000 is allocated to the 237 Property. The Loan is cross collateralized by the Properties. The Loan will terminate on October

     10, 2001 unless sooner terminated by the occurrence of an Event of Default as described in the Agreement. The Loan requires the Property Owning Partnerships to make payments of interest only through October 7, 1997 and then make principal payments of $1,875, $7,500, $8,125, $11,250 and $11,250 in each of 1997, 1998, 1999, 2000 and 2001, respectively. Scheduled principal payments of $625 were made on each of October 7, 1997, November 7, 1997, December 8, 1997, January 7, 1998 and February 9, 1998. If any such scheduled principal payments would cause the Company to fail to comply with any income test requirements necessary for the Company to maintain its status as a REIT, then the Property Owning Partnerships may, in lieu of such principal payment, post an irrevocable letter of credit in the amount of such payment. The Property Owning Partnerships have entered into lock box agreements for the collection of rents and have established escrow accounts for real estate taxes and insurance.

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

5.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses include funded reserves held by the Company for utility tax claims, certain claims related to the Plan, tenant claims against Tax Proceeds and property operating expenses payable. The utility tax claims include approximately $2,422 of claims pertaining to a property owned by an affiliate of the Predecessors which was disposed of prior to October 10, 1996.

6.   SUBORDINATED MINORITY INTEREST

     The Subordinated Minority Interest represents 4.95% of the net reorganization value of the Lower Tier Limited Partnership, reflecting the 99% limited partnership interest of JMB/NYC Office Building Associates, L.P. ("JMB LP") in the limited partnership (the "Upper Tier Limited Partnership") which owns a subordinated 5% limited partnership interest in the Lower Tier Limited Partnership (the "Subordinated Minority Interest"). Management believes, however, that no economic obligation exists to JMB LP as of December 31, 1997 and, that, pursuant to the distribution priorities set forth in the limited partnership agreement of the Lower Tier Limited Partnership (the "Lower Tier Partnership Agreement"), if the Company's Properties were sold, JMB LP would be entitled to receive approximately $450 in respect of the Subordinated Minority Interest. Pursuant to the Lower Tier Limited Partnership Agreement, JMB LP would be entitled to distributions only after the Company has received certain priority distributions as more fully described below. As of December 31, 1997, the Company, as general partner of the Lower Tier Limited Partnership, is entitled to receive $400,000 and a 12% cumulative compounded return (from October 10, 1996) on such amount from the Lower Tier Limited Partnership, before any distributions are made in respect of the Subordinated Minority Interest.

     The Upper Tier Limited Partnership has the right to require the Company to acquire the Subordinated Minority Interest at a price based upon a multiple of the net operating income of the Properties for the immediately preceding calendar year reduced by the debt encumbering the Properties and any priority distributions to which the Company is entitled as general partner of the Lower Tier Limited Partnership. As of December 31, 1997, no economic obligation exists based upon such formula.

     The Lower Tier Limited Partnership Agreement provides that the aggregate Available Cash (as defined in the Lower Tier Limited Partnership Agreement), from distributions from the Property Owning Partnerships will be distributed no less frequently than quarterly to the partners of the Lower Tier Limited Partnership as follows:

     (i) 100% to the Company, as general partner, until it has received, together with all prior distributions pursuant to this clause and clauses
     (i) and (iv) of the succeeding paragraph, aggregate distributions equal to a cumulative compounded return, commencing on October 10, 1996 (or with respect to capital contributions made after October 10, 1996, the date of such capital contributions), of 12% per annum on the sum of (x) $280,000,
     (y) any additional capital contributions made by the Company, as general partner, to the Lower Tier Limited Partnership ($20,000 as of December 31,
     1997), and (z) a $100,000 preference amount (the "Preference Amount") (the amounts in (x), (y) and (z), as reduced by distributions in respect of such amounts referred to herein as the "Adjusted GP Contribution");

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

7.  STOCKHOLDERS' EQUITY

    The Company has the authority to issue 50,000,000 shares of common stock, par value $10 per share (the "Common Stock"), and 10,000,000 shares of Preferred Stock, par value $10 per share. Stockholders' equity consists of 12,966,646 shares of Common Stock issued and outstanding. Of the 12,966,646 shares issued and outstanding, 7,990,586 represent shares of Class A Common Stock, 4,936,060 represent shares of Class B Common Stock, and 40,000 represent shares of Class C Common Stock which were issued to affiliates of the Company's Asset Manager. Of the 7,990,586 of Class A Common Stock issued and outstanding, approximately 923,077 shares were issued as part of a subscription rights offering under the Plan. 12,962,046 shares were issued on the Effective Date pursuant to the Plan, 1,000 were subsequently distributed, and 3,600 were issued to the members of the Board of Directors as part of the annual compensation. The Class A Common Stock, the Class B Common Stock and the Class C Common Stock have identical rights and privileges, and are treated as a single class, with respect to all matters (other than certain voting rights) including, without limitation, the payment of distributions and upon liquidation.

    On January 20, 1997, the Company made a special distribution of $.50 per share of Common Stock to shareholders of record on December 31, 1996.

    On April 15, 1997, the Company made a distribution of $.25 per share of Common Stock to shareholders of record on March 31, 1997.

    On July 15, 1997, the Company made a distribution of $.50 per share of Common Stock to shareholders of record on June 30, 1997.

    On October 15, 1997, the Company made a distribution of $1.00 per share of Common Stock to shareholders of record on September 30, 1997; consisting of a regular distribution of $.50 per share of Common Stock and a special distribution of $.50 per share of Common Stock.

    On December 31, 1997, the Company made a distribution of $1.00 per share of Common Stock to shareholders of record on December 26, 1997; consisting of a regular distribution of $.50 per share of Common Stock and a special distribution of $.50 per share of Common Stock.


8.  STOCK PLAN AND REGISTRATION RIGHTS

    The Board of Directors of the Company adopted a Directors' Stock Plan effective October 10, 1996. Pursuant to the Stock Plan, the Board of Directors of the Company has the authority to issue to members of the Company's Board of Directors options to purchase, in the aggregate, 100,000 shares of Common Stock. On the Effective Date, the initial members of the Company's Board of Directors were granted options entitling each director to purchase an aggregate of 3,000 shares of Common Stock at an exercise price of $25 per share.

    Pursuant to the Stock Plan, each Director received 400 shares of Common Stock in September 1997 in consideration for services rendered to the Company during the Company's first fiscal year of operations. The value of such shares was based upon the most recent price at which shares of the Company's Common Stock were traded prior to such grant of shares and is included as an operating expense. Each Director will receive an additional 400 shares of Common Stock at the 1998 annual meeting of the Company's stockholders and at each subsequent annual meeting. Total outstanding options at December 31, 1997 aggregated 25,000, of which 17,000 were exercisable at December 31, 1997; and an additional 8,000 will become exercisable as of October 10, 1998.

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

9.  RELATED PARTY TRANSACTIONS

    Asset Management - The Company has entered into an Asset Management Agreement with a company ("Asset Manager") that is directly affiliated with two of Metropolis' shareholders. One of these shareholders is also a Director and Officer of the Company. The Asset Manager provides asset advisory, consultation and management services for the Company. Fees for such services are payable in arrears, on a monthly basis of $25. The Asset Management Agreement also provides for reimbursement for costs and expenses for contractors and professional fees, payable as incurred. Asset management fees incurred for the year ended December 31, 1997 and the period October 10, 1996 to December 31, 1996 aggregated approximately $300 and $74, respectively.

    Property Management - The Company has also entered into a Management and Leasing Agreement with a company ("Property Manager/Leasing Agent") that is an affiliate of a shareholder. The Property Manager/Leasing Agent is to manage and operate the property and provide all supervisory, management and leasing services. The Management and Leasing Agreement provides for a fee of 1.5% of Gross Revenues, payable monthly and reimbursement for overhead and all reasonable out-pocket-expenses incurred. The Management and Leasing Agreement also provides for leasing commissions to be calculated on a sliding scale percentage basis of the lease's base rent. Fees under Management and Leasing Agreement for the year ended December 31, 1997 and the period October 10, 1996 to December 31, 1996 aggregated approximately $3,333 and $392, respectively.

    An affiliate of the Property Manager/Leasing Agent provides the cleaning services for the Properties. Fees paid for cleaning services for the year ended December 31, 1997 and the period October 10, 1996 through December 31, 1996 totaled $4,226 and $196, respectively.

    REIT Management - The Company has entered into a REIT Management Agreement with the Property Manager/Leasing Agent ("REIT Manager"). The REIT Manager is to perform certain accounting, administrative and monitoring services. The REIT Management Agreement provides for compensation to the REIT Manager of a monthly fee and reimbursement of documented out-of-pocket expenses. Fees incurred under the REIT Management Agreement for the year ended December 31, 1997 aggregated $140. There were no fees paid under the REIT Management Agreement for the period October 10, 1996 to December 31, 1996.


10. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The carrying amount of cash and cash equivalents, escrow deposits, tenant security deposits, tax refunds receivable, and accounts receivable are a reasonable estimate of their fair value due to their short-term nature. The Company believes the fair value of the Swap Agreement generally offsets gains or losses on the Secured Notes being hedged and changes the nature of such underlying financial instruments. Because the maturity date of the Secured Notes and the termination date of the Swap Agreement are identical and the Company has no intention of terminating either the Secured Notes or the Swap Agreement, the fair value of the Swap Agreement may be of limited usefulness.

    The fair value of the notes receivables has been estimated by discounting cash flows at the current rate at which similar instruments would be issued with similar credit ratings for the remaining term. Management believes the fair market value of the notes receivables approximates the carry value at December 31,1997.

    The fair value of the Secured Notes has been estimated by discounting cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term. Management believes the fair market value of the Secured Notes approximates the carrying value at December 31, 1997.

    The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1997.



11. LEASES


    Minimum future rents (excluding escalation rentals) due to the Company under noncancellable leases as of December 31, 1997 are as follows:




                              1998                  $  103,966
                              1999                     101,091
                              2000                     103,293
                              2001                      99,025
                              2002                      88,090
                              Thereafter               547,747
                                                     ---------
                                                    $1,043,212
                                                     =========

                          INDEPENDENT AUDITORS' REPORT








To the Stockholders of Metropolis Realty Trust, Inc.:


                  We have audited the combined balance sheet of the Purchased Properties owned indirectly by Metropolis Realty Trust, Inc. as described in
Note 1 as of December 31, 1995 and the combined statements of revenues and certain expenses as described in Note 1 for the period January 1, 1996 to October 10, 1996 and for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                  In our opinion, the financial statements referred to above present fairly, in all material respects, the combined financial position of the Purchased Properties owned indirectly by Metropolis Realty Trust, Inc. as described in Note 1 as of December 31, 1995 and the statements of combined revenues and certain expenses as described in Note 1 for the period January 1, 1996 to October 10, 1996 and for the year ended December 31, 1995 in conformity with generally accepted accounting principles.




Deloitte & Touche LLP
New York, New York
December 5, 1996

                              PURCHASED PROPERTIES

                             COMBINED BALANCE SHEET
                                December 31, 1995
                                ($000's Omitted)


ASSETS

  Rental property                                         $645,235
  Cash and restricted cash                                   7,218
  Escrow deposits                                              493
  Rent receivables                                          54,573
  Deferred expenses                                         18,169
  Other assets                                               1,024
                                                           -------
TOTAL ASSETS                                              $726,712
                                                           =======


LIABILITIES & CUMULATIVE DEFICIT

Liabilities
  Long-term debt                                          $902,603
  Deferred rent                                             20,706
  Accounts payable and accrued expenses                     11,280
  Security deposit payable                                     493
                                                           -------
Total Liabilities                                          935,082
                                                           -------

Cumulative Deficit                                        (208,370)

TOTAL LIABILITIES AND CUMULATIVE DEFICIT                  $726,712
                                                           =======

See notes to combined balance sheet.

                              PURCHASED PROPERTIES




              COMBINED STATEMENTS OF REVENUES AND CERTAIN EXPENSES
                    Period January 1, to October 10, 1996 and
                      For the Year Ended December 31, 1995
                                ($000's Omitted)







                                             Period
                                           January 1,         Year Ended
                                           to October          December
                                            10, 1996           31, 1995

REVENUES:
  Rental Income                             $90,993             $121,209
  Interest Income                               410                  820
                                             ------              -------
    Total Revenues                           91,403              122,029

CERTAIN EXPENSES:
  Payroll and Benefits                        3,258                4,058
  Operating and Maintenance                   4,798                7,397
  Utilities                                   5,288                6,685
  Management Fees                               528                1,163
  Real Estate Taxes                          21,299               28,309
  General and Administrative                  1,991                3,956
                                             ======              =======
   Total Certain Expenses                    37,162               51,568
                                             ------              -------

REVENUES IN EXCESS OF CERTAIN EXPENSES      $54,241             $ 70,461
                                             ======              =======




See notes to Combined Statements of Revenues and Certain Expenses.

                              PURCHASED PROPERTIES
                         NOTES TO COMBINED BALANCE SHEET
                             As of December 31, 1995



        AND NOTES TO COMBINED STATEMENTS OF REVENUES AND CERTAIN EXPENSES
             For the period January 1, 1996 to October 10, 1996 and
                      For the year ended December 31, 1995


                                ($000's Omitted)




1. BACKGROUND, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         Organization - Metropolis Realty Trust, Inc., a Maryland corporation ("Metropolis" or the Company"), was formed on May 13, 1996 to facilitate the consummation of the Second Amended Joint Plan of Reorganization of 237 Park Avenue Associates, L.L.C. ("237 LLC") and 1290 Associates, L.L.C. ("1290 LLC" and together with 237 LLC, the "Predecessors"), dated September 20, 1996 (the "Plan"). Pursuant to the Plan, on October 10, 1996 (the "Effective Date") the Company acquired the interests of 237 LLC and 1290 LLC in the office properties located at 237 Park Avenue (the "237 Property") and 1290 Avenue of the Americas (the "1290 Property," and together with the 237 Property, the "Properties"). The Company owns a 95% interest, as general partner, in 237/1290 Lower Tier Associates, L.P., a Delaware limited partnership (the "Lower Tier Limited Partnership") which owns a 99% partnership interest, as limited partner in each of 237 Park Partners, L.P., a Delaware limited partnership (the "237 Property Owning Partnership") and 1290 Partners, L.P., a Delaware limited partnership (the "1290 Property Owning Partnership," and together with the 237 Property Owning Partnership, the "Property Owning Partnerships"). The Property Owning Partnerships were formed to own the Properties. The remaining 1% interest in each of the Property Owning Partnerships is owned by one of two wholly-owned subsidiaries of the Company.

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

         Combined Statements of Revenue and Certain Expenses:

         The accompanying combined statements of revenue and certain expenses are presented in conformity with Rule 3-14 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the statements are not representative of the actual operations for the period January 1, 1996 to October 10, 1996 and for the year ended December 31, 1995 as certain expenses which may not be comparable to the expenses expected to be incurred in the proposed future operations of the Purchased Properties have been excluded. Expenses excluded consist of interest, depreciation and amortization and other costs not directly related to the future operations of the Purchased Properties.

         Rental income is recognized on a straight line basis over the term of the related leases.

         Combined Balance Sheet:

         The accompanying combined balance sheet of the Purchased Properties includes the separate balance sheets of each of the Properties.

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


         Minimum future rents due under noncancellable leases as of December 31, 1995 are as follows:


                              1996                  $   80,951
                              1997                      90,148
                              1998                     101,492
                              1999                      97,235
                              2000                      96,314
                              Thereafter               665,041
                                                     ---------
                                                    $1,131,181
                                                     =========



4.       CAPITAL EXPENDITURES

         For the period from January 1, 1996 to October 10, 1996 and for the year ended December 31, 1995, capital expenditures related to the rental property aggregated $4,048 and $4,142, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.



                  None.

                                    PART III





ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The directors and executive officers of the Company as of December 31, 1997 are as follows:

Name                                                  Age                         Position
---                                                   ---                         --------
William L. Mack...................................... 58                Director and Chairman of the Board

Lee S. Neibart....................................... 47                Director and President

Bruce H. Spector..................................... 55                Director

John R.S. Jacobsson.................................. 29                Director and Secretary

John R. Klopp........................................ 44                Director and Vice President

Russel S. Bernard.................................... 40                Director

Ralph F. Rosenberg................................... 33                Director

David A. Strumwasser................................. 46                Director

David Roberts........................................ 36                Director

               Each of the officers and directors listed above, other than John
R. Klopp and John Jacobsson, has served in the positions listed for the Company since September 1996. Mr. Klopp has served as a Director since September 1996 and as an officer since December 1996. Mr. Jacobsson has served as a Director since October 1997 and as an officer since December 1996.

               William L. Mack is the managing partner of Apollo Real Estate Advisors, L.P., the manager of three opportunistic real estate investment funds, which he founded in 1993 and serves as President of its corporate general partner. Beginning in 1969, Mr. Mack served as Managing Partner of the Mack Company, where he oversaw the dynamic growth of the Mack Company's office, industrial, retail and hotel facilities. Mr. Mack has served as a director of Mack-Cali Realty Corporation since the 1997 merger of the Mack Company's office portfolio into Mack-Cali. Mr. Mack is also a director of The Bear Stearns Companies, Inc., an investment banking firm, Koger Equity, Inc., a REIT which owns and operates suburban office parks in the Southeast and the Southwest, and Vail Resorts, Inc., an owner and operator of Colorado ski resorts. Mr. Mack attended the Wharton School of Business and Finance at the University of Pennsylvania and received a B.S. degree in business administration, finance and real estate from New York University.

               Lee S. Neibart is a partner of Apollo Real Estate Advisors, L.P., with which he has been associated since 1993, and directs portfolio and asset management. From 1979 to 1993, he was Executive Vice President and Chief Operating Officer of the Robert Martin Company, a private real estate development and management firm. Mr. Neibart is a director of Atlantic Gulf Communities Corp., a land development company, Koger Equity, Inc., NextHealth, Inc., an owner and operator of spa and wellness facilities, and Roland International Corporation, a land development company. Mr. Neibart received a BA from the University of Wisconsin and an MBA from New York University.

               Bruce H. Spector is a partner of Apollo Real Estate Advisors, L.P., with which he has been associated since 1993 and has been responsible for advising on matters of reorganization strategy. From 1967 to 1992, Mr. Spector was a member of the law firm of Stutman, Treister and Glatt, spending a substantial amount of that time as a senior partner and head of the firm's executive committee. Mr. Spector is a director of NextHealth, Inc., Telemundo Group, Inc., a national Spanish-language oriented television producer, United International Holding, Inc., a designer and owner of cable and telephone systems outside of North America, and Vail Resorts, Inc. Mr. Spector received a B.A. from the University of Southern California and a J.D. from the UCLA School of Law.

               John R.S. Jacobsson is a partner of Apollo Real Estate Advisors, L.P., with which he has been associated since 1993 and is responsible for investments. Prior to 1993, Mr. Jacobsson was associated with the acquisitions group of Trammell Crow Ventures, a real estate investment firm. Mr. Jacobsson is a director of Koger Equity, Inc. and Roland International Corporation. Mr. Jacobsson received a B.A. from Harvard College in 1990.

               John R. Klopp is a Trustee, the Chief Executive Officer and a Vice Chairman of Capital Trust, a specialty finance company focused on the commercial real estate industry. Mr. Klopp is a founder and has been a Managing Partner of VCG since 1989. VCG is presently a subsidiary of Capital Trust. From 1982 to 1989, Mr. Klopp was a Managing Director and co-head of Chemical Realty Corporation ("Chemical Realty"), the real estate investment banking affiliate of Chemical Bank. Prior to founding Chemical Realty, he held various positions in Chemical Bank's Real Estate Division and was responsible for originating, closing and monitoring portfolios of construction and interim loans. He received a B.A. from Tufts University in 1976 with a major in economics, and an M.B.A. in 1978 from the Wharton School at the University of Pennsylvania with a major in real estate and finance.

               Russel S. Bernard is a principal of Oaktree Capital Management, LLC ("Oaktree"), with which he has been involved since 1995, and is the portfolio manager of Oaktree's real estate and mortgage funds. Prior to joining Oaktree in 1995, Mr. Bernard was a Managing Director of Trust Company of the West (TCW). Under subadvisory relationships with Oaktree, Mr. Bernard continues to serve as portfolio manager for the TCW Special Credits distressed mortgage funds. From 1986 to 1994, Mr. Bernard was a partner in Win Properties, Inc., a national real estate investment company, where he was responsible for the acquisition, financing and operation of a national real estate portfolio. Mr. Bernard is a director of Cadillac Fairview Corporation, which owns, manages and develops shopping centers and office and mixed use properties in the U.S. and Canada. Mr. Bernard holds a B.S. in Business Management and Marketing from Cornell University.

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

               David Roberts has been a Managing Director of Angelo, Gordon & Co., L.P. ("Angelo, Gordon") an investment management firm, since 1993, where he oversees the firm's real estate and special situations investment activities. From 1988 until 1993, Mr. Roberts was a principal of Gordon Investment Corporation, a Canadian merchant bank, where he participated in a wide variety of principal transactions including investments in the real estate and mortgage banking industries. Prior to that, Mr. Roberts worked in the Corporate Finance Department of L.F. Rothschild & Co. Incorporated, an investment bank, as a Senior Vice President specializing in mergers and acquisitions. Mr. Roberts has a B.S. in Economics from the Wharton School of the University of Pennsylvania.

               Pursuant to the Charter, until the occurrence of a Simplification Event (as hereinafter defined), the Company's nine-member Board of Directors is divided into five classes. The Class I Director, Lee S. Neibart, was designated by the holder of the Class B Common Stock; the Class II Directors consist of Bruce H. Spector, a director designated by the holder of the Class B Common Stock and David Roberts, a director designated by the holders of the Class A Common Stock; the Class III Directors consist of John Jacobsson, a director designated by the holder of the Class B Common Stock and David A. Strumwasser, a director designated by the holders of Class A Common Stock; the Class IV Directors consist of William L. Mack, a director designated by the holder of the Class B Common Stock and Ralph F. Rosenberg, a director designated by Whitehall Street Real Estate Limited Partnership V ("Whitehall"); and the Class V Directors consist of Russel S. Bernard, a director designated by Oaktree and John R. Klopp, a director designated by stockholders (other than Apollo, Whitehall and Oaktree).

               The term of the Class I Director will terminate upon the election and qualification of a successor Class I Director at the next annual meeting of stockholders; the term of the initial Class II Directors will terminate upon the election and qualification of their successors at the 1998 annual meeting of stockholders; the term of the initial Class III Directors will terminate upon the election and qualification of their successors at the 1999 annual meeting of stockholders; the term of the initial Class IV Directors will terminate upon the election and qualification of their successors at the 2000 annual meeting of stockholders; and the term of the initial Class V Directors will terminate upon the election and qualification of their successors at the 2001 annual meeting of stockholders. At the 1998 annual meeting of stockholders, the successor to the initial Class I Director will be elected for a three-year term; at the 1998 annual meeting of stockholders, the successors to the initial Class II Directors will be elected for a three-year term; at the 1999 annual meeting of stockholders, the successors to the initial Class III Directors will be elected for a two-year term; at the 2000 annual meeting of stockholders, the successors to the initial Class IV Directors will be elected for a one-year term; at the 2001 annual meeting of stockholders, the successors to the Class I, Class II, Class III, Class IV and Class V Directors will be elected for a one year term. Directors will hold office until the annual meeting for the year in which their terms expire and until their successors shall be elected and qualify, subject, however, to prior death, resignation, retirement, disqualification or removal from office. The Charter provides that the Company will at all times have at least two directors that are not affiliated with Apollo, any Transferee (as defined in the Charter) or any other stockholder of more than 10% of the stock of the Company.

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


ITEM 11.       EXECUTIVE COMPENSATION

               The Company has no employees. The members of the Board of Directors will each receive as an annual retainer (i) $10,000 which will be paid in cash, and (ii) 400 shares of Common Stock to be issued under the Stock Plan. Such stock and cash will be paid to the current Board of Directors at the time of the 1998 annual meeting of directors. Directors will receive an additional payment of seven hundred and fifty dollars for each Board of Directors meeting attended. Upon election to the Board of Directors, each initial Director received options to purchase 3,000 shares of the Company's common stock which will vest over two years and are exercisable at $25.00 per share. In March 1998, a new director was granted 400 shares of Common Stock and options entitling him to purchase an aggregate of 3,000 shares of Common Stock at an exercise price of $42.50 per share. Of such options, 1,000 were immediately exercisable and 1,000 become exercisable on each of October 10, 1998 and October 10, 1999. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT -- Description of the Company's Stock Plan."

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


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

               The information set forth in the following table is furnished as of March 5, 1998, with respect to any person (including, any "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) who is known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities, and as to those shares of the Company's equity securities beneficially owned by each of its Directors, its executive officers, and all of its executive officers and Directors as a group. As of December 31, 1997, there were 12,966,646 shares of Common Stock outstanding.

                                                               Number of Shares          Percent of Common
                                                              Beneficially Owned               Stock
Principal Stockholders

Apollo Real Estate Investment Fund, L.P. (1)                     4,936,060                   38.1%
The TCW Group, Inc.(2)                                           2,254,341                   17.4%
Oaktree Capital Management, LLC (3)                              1,762,863                   13.6%
Whitehall Street Real Estate Limited Partnership V (4)           1,122,821                    8.7%
Angelo, Gordon & Co., L.P. (5)                                     818,739                    6.3%
Intermarket Corp. (6)                                              890,862                    6.9%



Directors and Executive Officers



William L. Mack (7)                                                2,400                    *
Lee S. Neibart (8)                                                 2,400                    *
John R. S. Jacobsson (9)                                               -                    *
Bruce H. Spector (10)                                              2,400                    *
John R. Klopp (11)                                                22,400                    *
Russel S. Bernard (12)                                             2,000                    *
Ralph F. Rosenberg (13)                                            2,000                    *
David A. Strumwasser (14)                                          2,400                    *
David Roberts (15)                                                 2,000                    *
                                                                  ------
Directors and Executive Officers as a group (9 persons) (16)      38,000                    *
                                                                  ======

-----------------------------------

*        Less than 1%

(1) Held of record by Atwell & Co., c/o The Chase Manhattan Bank, N.A., 4 New York Plaza, New York, NY 10004.

(2) Includes 1,586,814 shares as to which voting and dispositive power is shared with Oaktree Capital Management, LLC ("Oaktree"), as an investment sub-adviser to TCW Asset Management Company. Also includes 667,527 shares held by various limited partnerships, trusts and third party accounts for which TCW Special Credits acts as general partner or investment manager. The shares shown are held of record by (i) Taylor & Co., c/o Sanwa Bank California Trust Operations, 1977 Saturn Street, Montrerey Park, CA 91754 (1,848,248 shares), and (ii) Salkeld & Co., c/o Bankers Trust Company, 14 Wall Street, New York, NY 10015 (406,093 shares)

(3) Includes 1,586,814 shares as to which voting and dispositive power is shared with TCW Asset Management Company, which acts as general partner or investment manager for certain funds and accounts for which Oaktree acts as an investment sub-adviser. Also includes 140,839 shares held by a limited partnership of which Oaktree is general partner and 35,210 shares held by a third party account for which Oaktree acts as investment manager. The 176,049 shares as to which Oaktree has sole voting and dispositive power are held of record by Cun & Co., c/o The Bank of New York, One Wall Street, New York, NY 10005. Also includes 400 shares held directly by Oaktree Capital Management, LLC.

(4) Held of record by WSB Realty LLC, (1,122,421 shares) and The Goldman Sachs Group, L.P. (400 shares) 85 Broad Street, New York, NY 10004.

(5)      Angelo, Gordon & Co., L.P.'s address is 245 Park Avenue, New York, NY
         10167.

(6)      Intermarket Corp.'s address is 667 Madison Avenue, New York, NY 10021.

(7) Does not include shares owned by Apollo. Includes 400 shares of Common Stock and 2,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Mack under the Company's Stock Plan. Mr. Mack is the managing partner of Apollo Real Estate Advisors, L.P., the general partner of Apollo, and the President of its corporate general partner. Mr. Mack disclaims beneficial ownership of the shares of Common Stock owned by Apollo.

(8) Does not include shares owned by Apollo. Includes 400 shares of Common Stock and 2,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Neibart under the Company's Stock Plan. Mr. Neibart is a partner of Apollo Real Estate Advisors, L.P. Mr. Neibart disclaims beneficial ownership of the shares of Common Stock owned by Apollo.

(9) Does not include shares owned by Apollo. Mr. Jacobsson is a partner of Apollo Real Estate Advisors, L.P. Mr. Jacobsson disclaims beneficial ownership of the Common Stock owned by Apollo.

(10) Does not include shares owned by Apollo. Includes 400 shares of Common Stock and 2,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Spector under the Company's Stock Plan. Mr. Spector is a partner of Apollo Real Estate Advisors, L.P. Mr. Spector disclaims beneficial ownership of the shares of Common Stock owned by Apollo.

(11) Includes 20,400 shares of Common Stock and 2,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Klopp under the Company's Stock Plan.

(12) Does not include shares owned by funds and accounts managed by Oaktree. Includes 2,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Bernard under the Company's Stock Plan. Mr. Bernard is a principal of Oaktree. Mr. Bernard disclaims beneficial ownership of the shares of Common Stock owned by funds and accounts managed by Oaktree. Mr. Bernard is required to transfer to funds managed by Oaktree any shares of Common Stock he either receives directly under the Company's Stock Plan or purchases upon an exercise of options granted under the Company's Stock Plan.

(13) Does not include shares owned by Whitehall. Includes 2,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Rosenberg under the Company's Stock Plan. Mr. Rosenberg disclaims beneficial ownership of the shares of Common Stock owned by Whitehall. Mr. Rosenberg is a Vice President of Goldman, Sachs & Co. Pursuant to Mr. Rosenberg's employment arrangements with Goldman Sachs, Mr. Rosenberg is required to transfer to Goldman Sachs any shares of Common Stock he receives either directly under the Company's Stock Plan or purchases upon an exercise of options granted under the Company's Stock Plan.

(14) Does not include 314,024 shares held by various limited partnerships, trusts and third party accounts for which Whippoorwill Associates, Inc. has discretionary authority and acts as general partner or investment manager. Includes 400 shares of Common Stock and 2,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Strumwasser under the Company's Stock Plan. Mr. Strumwasser is a principal of and Managing Director and General Counsel of Whippoorwill Associates. Mr. Strumwasser disclaims beneficial ownership of the shares of Common Stock owned by discretionary accounts managed by Whippoorwill Associates as set forth above.

(15) Does not include shares owned by Angelo, Gordon. Includes 2,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Roberts under the Company's Stock Plan. Mr. Roberts is a Managing Director of Angelo, Gordon. Mr. Roberts disclaims beneficial ownership of the shares of Common Stock owned by Angelo, Gordon.

(16) See notes 1 through 15 above with respect to the nature of the ownership of Directors and Executive Officers as a group, including disclaimers of beneficial ownership described therein.



                  Description of Stock Plan


               The following is a summary of the material terms of the Stock Plan. Such summary does not purport to be complete and is qualified in its entirety by reference to the Stock Plan, a copy of which has been filed as an exhibit to the Company's Registration Statement on Form 10 and is incorporated by reference herein.

               The Board of Directors adopted the Stock Plan on the Effective Date. The purpose of the Stock Plan is to attract and retain qualified persons as Directors. Pursuant to the Stock Plan, the Board of Directors of the Company has the authority to issue to members of the Company's Board of Directors options to purchase, in the aggregate, 100,000 shares of Common Stock. Pursuant to the Plan and the Stock Plan, on the Effective Date, the initial members of the Company's Board of Directors were granted options entitling each director to purchase an aggregate of 3,000 shares of Common Stock at an exercise price of $25.00 per share. In March 1998, a new director was granted 400 shares of Common Stock and options entitling him to purchase an aggregate of 3,000 shares of Common Stock at an exercise price of $42.50 per share. Of such options, 1,000 were immediately exercisable and 1,000 become exercisable on each of October 10, 1998 and October 10, 1999. Each Director who is elected or appointed after the Effective Date will be granted options to purchase 3,000 shares of Common Stock on the date of the meeting of the Company's stockholders at which such Director is first elected to the Board of Directors or the date of the Board of Directors meeting at which such Director is first appointed to the Board of Directors to fill a vacancy on the Board of Directors. Each holder of an option issued under the Stock Plan will be entitled to exercise the option to purchase one-third of the shares of Common Stock covered by such option on the date of original issuance thereof, one-third on the first anniversary of such date and one-third on the second anniversary of such date, in each case, any time prior to the tenth anniversary of the date of grant.

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

                  The Company will pay the Asset Manager a fee (the "Asset Management Fee") in an amount equal to $25,000 per month. Asset management fees incurred for the year ended December 31, 1997 and the period October 10, 1996 to December 31, 1996 aggregated approximately $300,000 and $74,000, respectively. In addition to the payment of the Asset Management Fee, the Company will reimburse the Asset Manager for certain expenses. If the Company sells or disposes of one but not both of the Properties, the Company and the Asset Manager will review whether an adjustment to the Asset Management Fee is appropriate. If the Company believes that the Asset Management Fee should be reduced and the parties are unable in good faith to agree upon a reduced fee, the Asset Management Agreement will be terminable by either party upon 90 days' notice to the other.

                  Management and Leasing Agreements

                  Each of the Property Owning Partnerships entered into a Management and Leasing Agreement, dated as of the Effective Date (the "Property Management Agreements") with the Property Manager/Leasing Agent. Nyprop, LLC, a stockholder of the Company, is an affiliate of the Property Manager/Leasing Agent. Pursuant to the Property Management Agreements, the Property Manager/Leasing Agent will perform all supervisory, management and leasing services and functions reasonably necessary or incidental to the leasing, management and operations of the Properties. Fees under the Property Management Agreements for the year ended December 31, 1997 and the period October 10, 1996 to December 31, 1996 aggregated approximately $3,333,000 and $392,000, respectively.

                  An affiliate of the Property Manager/Leasing Agent provides the cleaning services for the Properties. Fees paid for cleaning services for the year ended December 31, 1997 and the period October 10, 1996 through December 31, 1996 totaled $4,226,000 and $196,000, respectively.

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

                  The Company has entered into a REIT Management Agreement with the Property Manager/Leasing Agent ("REIT Manager"). The REIT Manager is to perform certain accounting, administrative and monitoring services. The REIT Management Agreement provides for compensation to the REIT Manager of monthly fees aggregating approximately $125,000 per annum, a one-time fee of $15,000, and reimbursement of documented out-of-pocket expenses. Fees incurred under the REIT Management Agreement for the year ended December 31, 1997 aggregated $140,000. There were no fees paid under the REIT Management Agreement for the period October 10, 1996 to December 31, 1996.

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)         Financial Statements are included in the response to Item 8 hereof.

(a)(2) Financial Statement Schedules have been omitted because they are inapplicable, not required, or the information is included in the financial statements or notes thereto.

(a)(3)         Exhibits

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

--------------------------
* Incorporated by reference to the Registrant's Registration Statement on Form 10 (File No. 0-21849) and any
  amendments thereto.

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

10.31          Management and Leasing Agreement between 237 Park Partners, L.P. and Tishman Speyer
               Properties, L.P.*

10.32          Management and Leasing Agreement between 1290 Partners, L.P. and Tishman Speyer
               Properties, L.P.*

-----------------
* Incorporated by reference to the Registrant's Registration Statement on Form 10 (File No. 0-21849) and any
  amendments thereto.

10.33          Asset Management Agreement between Metropolis Realty Trust, Inc. and 970 Management,
               L.L.C., dated as of October 10, 1996.*

27.1 Financial Data Schedule as of, and for the year ended, December 31, 1997.

(b)            Reports on Form 8-K.  No Current Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

(c)            Exhibits.
               Refer to paragraph (a)(3) under this Item 14.

(d)            Not applicable.

----------------------
* Incorporated by reference to the Registrant's Registration Statement on Form 10 (File No. 0-21849) and any
  amendments thereto.

                                   SIGNATURES



                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    METROPOLIS REALTY TRUST, INC.


                                    By:       /s/ Lee S. Neibart
                                       ---------------------------------------
                                       Name:  Lee S. Neibart
                                       Title: President and Director



                                    By:       /s/ Stuart Koenig
                                       ---------------------------------------
                                       Name:  Stuart Koenig
                                       Title: Principal Financial Officer


Date:  March 30, 1998



                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                                              Title                                    Date


/s/ Lee S. Neibart
------------------------                                President and Director                       March 30, 1998
Lee S. Neibart


/s/ William L. Mack
------------------------                                Chairman of the Board and                    March 30, 1998
William L. Mack                                                 Director


/s/ John R. S. Jacobsson
------------------------                                Secretary and Director                       March 30, 1998
John R. S. Jacobsson


/s/ John R. Klopp
------------------------                                Vice President and Director                  March 30, 1998
John R. Klopp


/s/ Bruce H. Spector
------------------------                                        Director                             March 25, 1998
Bruce H. Spector

            Signature                                     Title                                    Date


/s/ Russel S. Bernard
------------------------                                Director                              March 30, 1998
Russel S. Bernard


------------------------                                Director                              March   , 1998
Ralph F. Rosenberg                                                                                  --


------------------------                                Director                              March   , 1998
David A. Strumwasser                                                                                --


/s/ David Roberts
------------------------                                Director                              March 30, 1998
David Roberts


                                      S-2

                                                                    Exhibit 27.1

                          METROPOLIS REALTY TRUST, INC.
                             FINANCIAL DATA SCHEDULE

                      (In thousands, except per share data)

         THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE AUDITED CONSOLIDATED FINANCIAL STATEMENTS OF METROPOLIS REALTY TRUST, INC. AS OF, AND FOR THE YEAR ENDED, DECEMBER 31, 1997 AND IS
         QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.


Item Number                              Item Description                                                    Amount

5.02(1)                                  cash and cash items                                                 28,176

5.02(2)                                  marketable securities                                                    0

5.02(3)(a)(1)                            notes and accounts receivable - trade                               12,106

5.02(4)                                  allowances for doubtful accounts                                         0

5.02(6)                                  inventory                                                                0

5.02(9)                                  total current assets                                                     0

5.02(13)                                 property, plant and equipment                                      665,272

5.02(14)                                 accumulated depreciation                                            16,165

5.02(18)                                 total assets                                                       757,932

5.02(21)                                 total current liabilities                                           18,977

5.02(22)                                 bonds, mortgages and similar debt                                  418,125

5.02(28)                                 preferred stock - mandatory redemption                                   0

5.02(29)                                 preferred stock - no mandatory redemption                                0

5.02(30)                                 common stock                                                       129,666

5.02(31)                                 other stockholders' equity                                         175,736

5.02(32)                                 total liabilities and stockholders' equity                         757,932

5.03(b)1(a)                              net sales of tangible products                                     129,617

5.03(b)1                                 total revenues                                                     134,483

5.03(b)2(a)                              cost of tangible goods sold                                              0

5.03(b)2                                 total costs and expenses applicable to sales and revenues           50,776



699374.1

5.03(b)3                                 other costs and expenses                                            15,532

5.03(b)5                                 provision for doubtful accounts and notes                                0

5.03(b)(8)                               interest and amortization of debt discount                          34,048

5.03(b)(10)                              income before taxes and other items                                 34,127

5.03(b)(11)                              income tax expense                                                       0

5.03(b)(14)                              income/loss continuing operations                                   34,127

5.03(b)(15)                              discontinued operations                                                  0

5.03(b)(17)                              extraordinary items                                                      0

5.03(b)(18)                              cumulative effect - changes in accounting principles                     0

5.03(b)(19)                              net income or loss                                                  34,127

5.03(b)(20)                              earnings per share - basic                                            2.63

5.03(b)(20)                              earnings per share - diluted                                          2.63