Form 10-Q
period 1998-03-31
METROPOLIS REALTY TRUST INC
filed 1998-05-15
CIK 1028198

-------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                      ------------------------------------


                                    FORM 10-Q
(MARK ONE)
         /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended March 31, 1998

                                       OR

         / /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Transition Period from ______ to ______

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

                        Yes /X/         No / /



710748.2

The Common Stock is not listed on any exchange, the Company does not intend to list the Common Stock on any exchange in the near term, there is not currently a public market for the Common Stock and there can be no assurance that an active trading market for the Common Stock will develop or be sustained.

As of April 30, 1998, there were issued and outstanding 7,990,586 shares of the Company's Class A Common Stock, par value $10.00 per share; 4,936,060 shares of the Company's Class B Common Stock, par value $10.00 per share; and 40,000 shares of the Company's Class C Common Stock, par value $10.00 per share.

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




                                       ii
710748.2

                          METROPOLIS REALTY TRUST, INC.
                                   INDEX                                   PAGE
                                   -----                                   ----

PART I--FINANCIAL INFORMATION
-----------------------------

ITEM 1.       Financial Statements

     The accompanying unaudited, interim financial statements have been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation have been included.

        Consolidated Balance Sheets as of March 31, 1998
        (unaudited) and December 31, 1997 (audited)                           1

        Consolidated Statements of Income for the quarters
        ended March 31, 1998 and 1997 (unaudited)                             2

        Consolidated Statements of Cash Flows for the
        quarters ended March 31, 1998 and 1997 (unaudited)                    3

        Notes to Consolidated Financial Statements (unaudited)                4

ITEM 2.  Management's Discussion and Analysis of Financial Condition and     10
         Results of Operations

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk           13


PART II--OTHER INFORMATION
--------------------------

ITEM 1.  Legal Proceedings                                                   14

ITEM 2.  Changes in Securities                                               14

ITEM 3.  Defaults Upon Senior Securities                                     14

ITEM 4.  Submission of Matters to a Vote of Security Holders                 14

ITEM 5.  Other Information                                                   14

ITEM 6.  Exhibits and Reports on Form 8-K                                    14


SIGNATURES                                                                  S-1
----------

                                       iii
710748.2

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

METROPOLIS REALTY TRUST, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
-------------------------------------------------------------------------------------------------------------------


                                                                      March 31, 1998           December 31, 1997
                                                                       (Unaudited)                 (Audited)
                                                                       -----------                 ---------

ASSETS
Rental property - net of accumulated depreciation of                     $648,247                $649,107
    $19,595 and $16,165, respectively
Cash and cash equivalents                                                  28,609                  24,627
Escrow deposits                                                            10,317                   2,909
Tenants' security deposits                                                    627                     640
Due from tenants - net of allowance for doubtful accounts                   3,335                   3,005
    of $2,730 and $2,745, respectively
Deferred financing costs - net of amortization of                           7,700                   8,247
    $3,225 and $2,678, respectively
Real estate tax refunds                                                    14,088                  14,088
Notes receivable - net of unamortized discount of                           9,152                   9,101
    $363 and $420, respectively
Deferred rent receivable                                                   29,236                  26,855
Prepaid real estate taxes                                                   6,787                  13,575
Deferred leasing costs, net of accumulated amortization of                  5,296                   5,266
    $201 and $110, respectively
Other assets                                                                  391                     512
                                                                         --------                --------
TOTAL ASSETS                                                             $763,785                $757,932
                                                                         ========                ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Secured notes                                                            $416,250                $418,125
Accounts payable and accrued expenses                                      14,558                  16,968
Tenants' security deposits and unearned revenue                             2,791                   2,009
Dividends payable                                                           6,483                    --
                                                                         --------                --------
Total Liabilities                                                         440,082                 437,102
                                                                         --------                --------

Subordinated Minority Interest                                             14,855                  14,855
                                                                         --------                --------

Stockholders' Equity
Common Stock - $10 par value                                              129,666                 129,666

    (Class A - outstanding - 7,990,586 shares;
     Class B - outstanding - 4,936,060 shares; and
     Class C - outstanding - 40,000 shares)
Paid-in capital                                                           175,736                 175,736
Retained earnings                                                           3,446                     573
                                                                         --------                --------
Total Stockholders' Equity                                                308,848                 305,975
                                                                         --------                --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $763,785                $757,932
                                                                         ========                ========

See notes to consolidated financial statements.


METROPOLIS REALTY TRUST, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
-------------------------------------------------------------------------------------------------------------------



                                                                            Quarter Ended March 31,
                                                                            1998                    1997
                                                                            ----                    ----
REVENUES:
Base rental income                                                        $29,400                 $28,261
Escalation income                                                           3,431                   3,461
Miscellaneous income                                                          483                     272
Interest income                                                               641                     828
                                                                          -------                --------
Total revenues                                                             33,955                  32,822
                                                                          -------                --------

OPERATING EXPENSES:
Real estate taxes                                                           6,792                   6,683
Operating and maintenance                                                   1,929                   1,904
Utilities                                                                   1,330                   1,576
Payroll                                                                     1,128                   1,174
General and administrative                                                    411                     563
Management fees                                                               588                     396
                                                                          -------                 -------
Total operating expenses                                                   12,178                  12,296
                                                                          -------                 -------

OTHER ITEMS:
Interest expense                                                           (8,346)                 (8,386)
Depreciation and amortization                                              (4,075)                 (3,844)
                                                                          --------                --------
Total other items                                                         (12,421)                (12,230)
                                                                          --------                --------

NET INCOME                                                                $ 9,356                  $ 8,296
                                                                          =======                  =======

NET INCOME PER COMMON SHARE:

Net Income                                                                  $0.72                    $0.64
                                                                            =====                    =====
Weighted Average Common Shares Outstanding                             12,966,646               12,963,046
                                                                       ==========               ==========

NET INCOME PER COMMON SHARE (assuming
dilution):

Net Income                                                                  $0.72                    $0.64
                                                                            =====                    =====
Weighted Average Common Shares Outstanding                             12,991,646               12,990,046
                                                                       ==========               ==========
(including 25,000 and 27,000 shares of Common Stock
issuable upon the exercise of outstanding options as of
March 31, 1998 and 1997, respectively)


See notes to consolidated financial statements.


                                        2
710748.2

METROPOLIS REALTY TRUST, INC.
AND SUBSIDIARIES


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
-------------------------------------------------------------------------------------------------------------------


                                                                                 Quarter Ended March 31,
                                                                               1998                1997
                                                                               ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $  9,356               $  8,296
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                           4,075                  3,844
   Amortization of discount - notes receivable                              (132)                  (122)
   Change in:
      Increase in escrow deposits                                         (7,408)                (5,743)
      (Increase)/Decrease in due from tenants                               (330)                   725
      Decrease in prepaid expenses and other assets                        6,902                  6,951
      Increase in deferred rent receivable                                (2,381)                (7,087)
      Decrease in accounts payable and accrued expenses                   (2,410)                (1,035)
      Increase in unearned revenue                                           795                    891
                                                                       ---------                --------
         Net cash provided by operating activities                         8,467                  6,720
                                                                       ---------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to building and equipment                                      (2,570)                  (211)
 Additions to leasing costs                                                 (122)                   (41)
 Collections on notes receivable                                              82                     74
                                                                       ---------                -------
         Net cash used in investing activities                            (2,610)                  (178)
                                                                       ----------               -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on secured notes                                                 (1,875)                    --
Dividends paid                                                              --                    (6,481)
         Net cash used in financing activities                            (1,875)                 (6,481)
                                                                       ----------                --------

INCREASE IN CASH AND CASH EQUIVALENTS                                      3,982                      61

CASH AND CASH EQUIVALENTS, BEGINNING OF                                   24,627                  42,215
                                                                        --------                 -------
PERIOD

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 $28,609                 $42,276
                                                                         =======                 =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
 Interest paid during period                                            $  8,429                $  8,200
                                                                        ========                ========
 Dividends declared                                                     $  6,483                $  3,241
                                                                        ========                ========


See notes to consolidated financial statements.


                                        3
710748.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share information)
------------------------------------------------------------------------------


1. BACKGROUND, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Organization - Metropolis Realty Trust, Inc., a Maryland corporation ("Metropolis" or the "Company"), was formed on May 13, 1996 to facilitate the consummation of the Second Amended Joint Plan of Reorganization of 237 Park Avenue Associates, L.L.C. ("237 LLC") and 1290 Associates, L.L.C. ("1290 LLC" and, together with 237 LLC, the "Predecessors"), dated September 20, 1996 (the "Plan"). Pursuant to the Plan, on October 10, 1996, the date operations commenced ("Effective Date"), the Company acquired the interests of 237 LLC and 1290 LLC in the properties located at 237 Park Avenue (the "237 Property") and 1290 Avenue of the Americas (the "1290 Property," and together with the 237 Property, the "Properties"). The Predecessors were two of the many companies, partnerships and joint ventures that collectively constituted the United States operations of the Olympia & York group of companies.

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

      Basis of Presentation - The consolidated balance sheets include Metropolis, the Lower Tier Limited Partnership, the GP Corps and each of the Property Owning Partnerships.

      The presentation of the consolidated balance sheets requires estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet date. Actual results could differ from those estimates.

      Rental Property - Rental property is carried at cost, net of accumulated depreciation and amortization, and includes land, building, tenant improvements and building improvements. Land is valued at $134,518 as of March 31, 1998 and 1997 and building, tenant improvements and building improvements are carried at $534,649 and $524,301 as of March 31, 1998 and 1997, respectively. In accordance with SFAS No. 121, impairment of property is determined to exist when estimated amounts recoverable through future operations and sale of property on an undiscounted basis are below that property's carrying value. If a property is determined to be impaired, it must be written down to its estimated fair value. Fair value is defined as the amount for which the asset could be bought or sold in a current transaction, that is, other than a forced or liquidation sale.

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


                                        4
710748.2

      Deferred Charges - Deferred financing costs are amortized over the term of the related loan. Deferred costs related to leasing are amortized over the related lease term on a straight-line basis.

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

      Amounts Per Share - In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share (SFAS 128). SFAS 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented to conform to the requirements of SFAS 128.

2.    REAL ESTATE TAX REFUNDS

      Real estate tax refunds represent real estate tax proceeds expected to be recovered by the Company as a result of real estate tax certiorari proceedings commenced by the Predecessors, net of any fees and expenses incurred to collect such proceeds (the "Tax Proceeds"). The Company has reserved approximately $6,414 for tenant claims against the Tax Proceeds. This reserve is included in accounts payable and accrued expenses on the accompanying balance sheets.

3.    NOTES RECEIVABLE

      Included in Notes Receivable is the estimated fair value of two tenant notes aggregating approximately $9,152. The first note, dated April 1, 1989 with a face amount of $6,500 and a maturity date of September 1, 1999, is carried at $5,313, based on certain payment terms net of unamortized discount. Such payment terms include a stated interest rate of 10%. In 1991 and 1992, the tenant claimed certain concessions regarding the payment terms of such note. Without the Company expressing an opinion with regard thereto, if such concessions were granted, the note would bear interest at 7.5% per annum and would require level monthly payments of interest and principal of $75. The second note, dated August 20, 1985, with a face value of $4,355, is carried at $3,838, net of unamortized discount. The second note does not bear interest and is payable on October 31, 1999.

4.    SECURED NOTES

      Secured Notes consist of promissory notes ("Loan") issued by the Property Owning Partnerships in the original principal amount of $420,000 pursuant to a Credit Agreement ("Agreement") among the Property Owning Partnerships, the lenders as signatories thereto in the Agreement and the lead lender. Of the aggregate original principal amount of the loan, $250,000 of the Loan is allocated to the 1290 Property and $170,000 is allocated to the 237 Property. The Loan is cross-collateralized by the Properties. The Loan will terminate on October 10, 2001 unless sooner terminated by the occurrence of an Event of Default as defined in the Agreement. The Loan requires the Property Owning Partnerships to make interest only payments through October 7, 1997 and then make principal payments of $1,875, $7,500, $8,125, $11,250 and $11,250 in each of 1997,
      1998, 1999,

                                        5
710748.2

      2000 and 2001, respectively. Scheduled principal payments of $625 were made each month since October 7, 1997. If any such scheduled principal payments would cause the Company to fail to comply with any income test requirements necessary for the Company to maintain its status as a REIT, then the Property Owning Partnerships may, in lieu of such principal payment, post an irrevocable letter of credit in the amount of such payment. The Property Owning Partnerships have entered into lock box agreements for the collection of rents and have established escrow accounts for real estate taxes and insurance.

      The Property Owning Partnerships and the lead lender entered into an Interest Rate Exchange Agreement effective October 10, 1996 (the "Swap Agreement"). The Swap Agreement has a term of 5 years and provides that the Property Owning Partnerships will pay interest at an effective rate of 7.987% per annum on the notional amount of $420,000. Management believes the risk of incurring losses related to the credit risk is remote and any losses would be immaterial.

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

6.    SUBORDINATED MINORITY INTEREST

      The Subordinated Minority Interest represents 4.95% of the net reorganization value of the Lower Tier Limited Partnership, reflecting the 99% limited partnership interest of JMB/NYC Office Building Associates, L.P. ("JMB LP") in the limited partnership (the "Upper Tier Limited Partnership") which owns a subordinated 5% limited partnership interest in the Lower Tier Limited Partnership (the "Subordinated Minority Interest"). Management believes, however, that no economic obligation exists to JMB LP as of March 31, 1998 and, that, pursuant to the distribution priorities set forth in the limited partnership agreement of the Lower Tier Limited Partnership (the "Lower Tier Limited Partnership Agreement"), unless the Company's Properties were sold for an amount significantly in excess of the net reorganization value, JMB LP would only be entitled to receive approximately $450 in respect of the Subordinated Minority Interest. Pursuant to the Lower Tier Limited Partnership Agreement, JMB LP would be entitled to distributions only after the Company has received certain priority distributions as more fully described below. As of March 31, 1998 the Company, as general partner of the Lower Tier Limited Partnership, is entitled to receive $400,000 and a 12% cumulative compounded return (from October 10, 1996) on such amount (net of distributions) from the Lower Tier Limited Partnership, before any distributions are made in respect of the Subordinated Minority Interest.

      The Upper Tier Limited Partnership has the right to require the Company to acquire the Subordinated Minority Interest at a price based upon a multiple of the net operating income of the Properties for the immediately preceding calendar year reduced by the debt encumbering the Properties and any priority distributions to which the Company is entitled as general partner of the Lower Tier Limited Partnership. As of March 31, 1998, no significant economic obligation exists based upon such formula.

      The Lower Tier Limited Partnership Agreement provides that the aggregate Available Cash (as defined in the Lower Tier Limited Partnership Agreement), from distributions from the Property Owning Partnerships will be distributed no less frequently than quarterly to the partners of the Lower Tier Limited Partnership as follows:

           (i) 100% to the Company, as general partner, until it has received, together with all prior distributions pursuant to this clause and clauses (i) and (iv) of the succeeding paragraph,

                                        6
710748.2
           aggregate distributions equal to a cumulative compounded return, commencing on October 10, 1996 (or with respect to capital contributions made after October 10, 1996, the date of such capital contributions), of 12% per annum on the sum of (x) $280,000, (y) any additional capital contributions made by the Company, as general partner, to the Lower Tier Limited Partnership ($20,000 as of March 31, 1998), and (z) a $100,000 preference amount (the "Preference Amount") (the amounts in (x), (y) and (z), as reduced by distributions in respect of such amounts, referred to herein as the "Adjusted GP Contribution");

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

7.    STOCKHOLDERS' EQUITY

      The Company has the authority to issue 50,000,000 shares of common stock, par value $10 per share (the "Common Stock"), and 10,000,000 shares of Preferred Stock, par value $10 per share. Stockholders' equity consists of 12,966,646 shares of Common Stock issued and outstanding. Of the 12,966,646 shares issued and outstanding, 7,990,586 represent shares of Class A Common Stock, 4,936,060 represent shares of Class B Common Stock, and 40,000 represent shares of Class

                                        7
710748.2

      C Common Stock which were issued to affiliates of the Company's Asset Manager. Of the 7,990,586 shares of Class A Common Stock issued and outstanding, approximately 923,077 were issued as part of a subscription rights offering under the Plan. 12,962,046 shares were issued on the Effective Date pursuant to the Plan, 1,000 were subsequently distributed, and 3,600 were issued to the members of the Board of Directors as part of their annual compensation. The Class A Common Stock, the Class B Common Stock and the Class C Common Stock have identical rights and privileges, and are treated as a single class, with respect to all matters (other than certain voting rights) including, without limitation, the payment of dividends and distributions upon liquidation.

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

      On April 15, 1998, the Company made a regular distribution of $.50 per share of Common Stock to shareholders of record on March 31, 1998.

8.    STOCK PLAN AND REGISTRATION RIGHTS

      The Board of Directors of the Company adopted a Directors' Stock Plan effective October 10, 1996. Pursuant to the Stock Plan, the Board of Directors of the Company has the authority to issue to members of the Company's Board of Directors Common Stock and options to purchase, in the aggregate, 100,000 shares of Common Stock. On the Effective Date, the initial members of the Company's Board of Directors were granted options entitling each director to purchase an aggregate of 3,000 shares of Common Stock at an exercise price of $25 per share in accordance with the Plan.

      Pursuant to the Stock Plan, each Director received 400 shares of Common Stock in September 1997 in consideration for services rendered to the Company during the Company's first fiscal year of operations. The value of such shares was based upon the most recent price at which shares of the Company's Common Stock were traded prior to such grant of shares. Each Director will receive an additional 400 shares of Common Stock at the 1998 annual meeting of the Company's stockholders and at each subsequent annual meeting. Total outstanding options at March 31, 1998 aggregated 25,000, of which 17,000 are exercisable currently and 8,000 are exercisable as of October 10, 1998. In March 1998, a new director was granted 400 shares of Common Stock and options entitling him to purchase an aggregate of 3,000 shares of Common Stock at an exercise price of $42.50 per share. Such shares and options were issued in May 1998. Of such options, 1,000 will be immediately exercisable and 1,000 become exercisable on each of October 10, 1998 and October 10, 1999.

      The Company has entered into a Registration Rights Agreement between the Company and the holders of Common Stock. The Registration Rights Agreement permits certain of the Company's stockholders to demand, subject to certain conditions, that the Company register their Common

                                        8
710748.2

      Stock for sale and provides all of the Company's stockholders with the right to participate proportionally in any public offering of the Company's securities.

9.    RELATED PARTY TRANSACTIONS

      Asset Management - The Company has entered into an Asset Management Agreement with a company ("Asset Manager") that is directly affiliated with two of Metropolis' shareholders. One of these shareholders is also a Director and Officer of the Company. The Asset Manager provides asset advisory, consultation and management services for the Company. Fees for such services are payable at a rate of $25 per month, in arrears. The Asset Management Agreement also provides for reimbursement of costs and expenses for contractors and professionals, as incurred. Asset management fees incurred for each of the quarters ended March 31, 1998 and 1997 aggregated approximately $75.

      Property Management - The Company has entered into a Management and Leasing Agreement with a company ("Property Manager/Leasing Agent") that is an affiliate of a shareholder. The Property Manager/Leasing Agent manages and operates the property and provides all supervisory, management and leasing services. The Management and Leasing Agreement provides for a fee of 1.5% of Gross Revenues, payable monthly and reimbursement for overhead and all reasonable out-of-pocket expenses incurred. The Management and Leasing Agreement also provides for leasing commissions to be calculated on a sliding scale percentage basis of a lease's base rent. Fees incurred under the Management and Leasing Agreement for the quarters ended March 31, 1998 and 1997 aggregated approximately $498 and $404, respectively.

      An affiliate of the Property Manager/Leasing Agent provides cleaning services for the Properties. Fees paid for cleaning services for the quarters ended March 31, 1998 and 1997 totaled $1,028 and $1,182, respectively.

      REIT Management - The Company has entered into a REIT Management Agreement with the Property Manager/Leasing Agent ("REIT Manager"). The REIT Manager performs certain accounting, administrative and monitoring services. The REIT Management Agreement provides for compensation to the REIT Manager of a monthly fee and reimbursement of documented out-of-pocket expenses. Fees incurred under the REIT Management Agreement for the quarters ended March 31, 1998 and 1997 aggregated $43 and $46, respectively.


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

      The fair value of the notes receivables has been estimated by discounting cash flows at the current rate at which similar instruments would be issued with similar credit ratings for the remaining term. Management believes the fair market value of the notes receivables approximates the carrying value at March 31, 1998.

      The fair value of the Secured Notes has been estimated by discounting cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining

                                        9
710748.2
      term. Management believes the fair market value of the Secured Notes approximates the carrying value at March 31, 1998.

      The fair value estimates presented herein are based on pertinent information available to management as of March 31, 1998.

                                       10
710748.2

ITEM 2.        Management's Discussion and Analysis of
               Financial Condition and Results of Operations
               (In thousands, except share information)

         General

         The discussion below relates primarily to the financial condition and results of operations of Metropolis Realty Trust, Inc. (the "Company") for the first quarter of 1998. Stockholders are encouraged to review the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1997 contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for a more complete understanding of the Company's financial condition and results of operations.

         Overview

         The Company was formed on May 13, 1996 and commenced operations on October 10, 1996, upon acquisition of the 237 Property and the 1290 Property, pursuant to the Plan. The Company is a Maryland corporation that qualifies as a REIT for tax purposes. The Company's principal business objective is to operate the Properties in a manner that will maximize the Properties' revenues and value and in turn maximize funds from operations and stockholder value.

         The 1290 Property is a 43-story Class A commercial office building with approximately 1.9 million rentable square feet of space. The building is centrally located in midtown Manhattan and is connected to the famed "Rockefeller Center" complex via an underground passageway. The 1290 Property serves as the corporate headquarters for The Equitable Life Assurance Society of the United States, and is currently 98.5% occupied. Through December 2002, approximately 21% of the total rentable area of the building is subject to expiring leases.

         The 237 Property is a 21-story Class A commercial office building with approximately 1.1 million rentable square feet of space. The building, centrally located in midtown Manhattan, is situated off one of New York City's most prestigious thoroughfares and is within close proximity to Grand Central Station, a transportation hub. The 237 Property serves as the corporate headquarters for J. Walter Thompson Company, a major advertising agency, as well as Swiss Reinsurance Company ("Swiss Re"), an insurance/financial services organization, and is currently 98.8% occupied. Through December 2002, approximately 25% of the total rentable area of the building is subject to expiring leases.

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

         On March 6, 1997, the Board of Directors adopted a distribution policy calling for a regular quarterly dividend. On January 20, 1997, the Company made a special distribution of $.50 per share of Common Stock to shareholders of record on December 31, 1996. On April 15, 1997, the Company made a regular distribution of $.25 per share of Common Stock to shareholders of record on March 31, 1997. On July 15, 1997, the Company made a regular distribution of $.50 per share of Common Stock to shareholders of record on June 30, 1997. On October 15, 1997, the Company made a distribution of $1.00 per share of Common Stock to shareholders of record on September 30, 1997, consisting of a regular distribution of $.50 per share of Common Stock and a special distribution of $.50 per share of Common Stock. On December 31, 1997, the Company made a distribution of $1.00 per share of

                                       11
710748.2

Common Stock to shareholders of record on December 26, 1997, consisting of a regular distribution of $.50 per share of Common Stock and a special distribution of $.50 per share of Common Stock. On April 15, 1998, the Company made a regular distribution of $.50 per share of Common Stock to shareholders of record on March 31, 1998. As of April 30, 1998, 12,966,646 shares of common stock were issued and outstanding. The Common Stock of the Company is not listed on any exchange, and the Company does not intend to list the Common Stock on any exchange in the near future.

         The assets and results of operations of the Properties are reported in the consolidated financial statements of the Company using the consolidation method of accounting.

         Results of Operations

         Base rental income and escalation income increased by approximately $1,109 for the quarter ended March 31, 1998 as compared to the same period in the prior year. This increase of 3.5% is primarily attributable to an overall increase in occupancy at the Properties.

         Operating expenses for the quarter ended March 31, 1998 were $12,178, a decrease of .9% from the quarter ended March 31, 1997. Operating expenses as a percentage of base rental income and escalation income decreased to 37% for the quarter ended March 31, 1998 from 38% for the quarter ended March 31, 1997.

         Depreciation and amortization for the quarter ended March 31, 1998 was $4,075 as compared to $3,844 for the same period in the prior year. The increase of $232 is primarily the result of building and tenant improvements made subsequent to the first quarter of 1997.

         Liquidity and Capital Resources

         During the quarter ended March 31, 1998, cash flows from operations totaled $8,467. The Company used this cash flow from operations to fund building and tenant improvements of approximately $2,570, principal payments on the Loan of $1,875 and leasing costs of approximately $122.

         At March 31, 1998, the Company had unrestricted cash on hand of approximately $28,609 of which $6,483 was used to pay a dividend on April 15, 1998 to holders of record of the Company's Common Stock on March 31, 1998.

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

         Year 2000 Compliance

     The Company began preparations for the Year 2000 in 1996 and has identified all significant applications that will require modification to ensure compliance. Internal and external resources have been and continue to be used to make the required modifications and test Year 2000 Compliance. The

                                       12
710748.2
modification process of all significant applications is substantially complete. In addition, the Company has communicated with others with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. There can be no assurance, however, that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year.

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


                                       13
710748.2

         Funds from Operations is summarized in the following table.


                                                                      Quarter Ended March 31,
                                                                       1998              1997
                                                                       ----              ----
Net Income                                                             $  9,356          $  8,296
Add:
     Depreciation attributable to real property and
     amortization attributable to leasing costs                           3,516             3,284
                                                                      ---------          --------
Funds from Operations                                                   $12,872           $11,580
                                                                        =======           =======
Weighted average number of shares of Common Stock                    12,991,646        12,990,046
outstanding1                                                         ==========        ==========

--------------------------

1 Includes 25,000 and 27,000 shares of Common Stock issuable upon the exercise of outstanding options as of March 31, 1998 and 1997, respectively.



ITEM 3.       Quantitative and Qualitative Disclosures About Market Risk

   The Property Owning Partnerships and the lead lender under the Loan entered into an Interest Rate Exchange Agreement effective October 10, 1996 (the "Swap Agreement"). The Swap Agreement has a term of 5 years and provides that the Property Owning Partnerships will pay interest at an effective rate of 7.987% per annum on the notional amount of $420,000. Management believes the risk of incurring losses related to the credit risk is remote and that any losses would be immaterial.

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

                                       14
710748.2

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, against or involving the Company, the Partnerships or the Properties.

     Retention of Jurisdiction by Bankruptcy Court

     In July 1997, the United States Bankruptcy Court for the Southern District of New York entered a final decree closing the reorganization cases of the Predecessors.

Item 2.    Changes in Securities

       None.

Item 3.    Defaults Upon Senior Securities

       None.

Item 4.    Submission of Matters To a Vote of Security Holders

       No matters have been submitted to a vote of the Company's security holders since October 10, 1996.

Item 5.    Other Information.

       None.

Item 6.    Exhibits and Reports on Form 8-K

       (a) Exhibits required by Item 601 of Regulation S-K.

           27.1 Financial Data Schedule as of, and for the quarter ended March 31, 1998

       (b) Reports on Form 8-K.

           None.


                                       15
710748.2

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           METROPOLIS REALTY TRUST, INC.


                                           By:/s/ John R. Klopp
                                              --------------------
                                           Name:  John R. Klopp
                                           Title: Vice President


                                           By:/s/ Stuart Koenig
                                              --------------------
                                           Name:  Stuart Koenig
                                           Title: Vice President and Treasurer

Dated:  May 15, 1998