Form 10-Q
period 1998-06-30
METROPOLIS REALTY TRUST INC
filed 1998-08-14
CIK 1028198

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark One)

/ X /      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1998
                               .................................................
                                       OR

/  /       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from..........................to......................


Commission file number 0-21849
                       .........................................................

                          METROPOLIS REALTY TRUST, INC.
                          .............................
             (Exact name of Registrant as specified in its charter)


                    MARYLAND                                 13-3910684
 .....................................            ............................
(State or other jurisdiction of incorporation             (IRS Employer
          or organization)                             Identification No.)



                            c/o Victor Capital Group, L.P.
                                605 Third Avenue
                                   26th Floor
                            New York, New York 10016
               ..................................................
                    (Address of principal executive offices)
                                    (Zip Code)

                                 (212) 655-0220
              ....................................................
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes / X /         No /   /


The Common Stock is not listed on any exchange, the Company does not intend to list the Common Stock on any exchange in the near term, there is not currently a public market for the Common Stock and there can be no assurance that an active trading market for the Common Stock will develop or be sustained.

As of August 5, 1998, there were issued and outstanding 7,990,586 shares of the Company's Class A Common Stock, par value $10.00 per share; 4,936,060 shares of the Company's Class B Common Stock, par value $10.00 per share; and 40,000 shares of the Company's Class C Common Stock, par value $10.00 per share.

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

     Consolidated Balance Sheets as of June 30, 1998 (unaudited) and
     December 31, 1997 (audited)                                                          1

     Consolidated Statements of Income for the quarters and six months ended
     June 30, 1998 and 1997 (unaudited)                                                   2

     Consolidated Statements of Cash Flows for the quarters and six months ended
     June 30, 1998 and 1997 (unaudited)                                                   3

     Notes to Consolidated Financial Statements (unaudited)                               4

Item 2.    Management's Discussion and Analysis of Financial Condition and               11
              Results of Operations

Item 3.    Quantitative and Qualitative Disclosure About Market Risk                     15


PART II--OTHER INFORMATION

Item 1.    Legal Proceedings                                                             16

Item 2.    Changes in Securities                                                         16

Item 3.    Defaults Upon Senior Securities                                               16

Item 4.    Submission of Matters to a Vote of Security Holders                           16

Item 5.    Other Information                                                             16

Item 6.    Exhibits and Reports on Form 8-K                                              16


SIGNATURES                                                                              S-1

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

METROPOLIS REALTY TRUST, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
-----------------------------------------------------------------------------------------------------------------
                                                                                 June 30,            December 31,
                                                                                   1998                  1997
                                                                               (Unaudited)            (Audited)
                                                                               -----------           ------------

ASSETS
Rental property - net of accumulated depreciation of                                 $650,286         $649,107
$23,089 and $16,165, respectively
Cash and cash equivalents                                                              23,037           24,627
Escrow deposits                                                                         3,666            2,909
Tenants' security deposits                                                                639              640
Due from tenants - net of allowance for doubtful accounts                               3,806            3,005
of $2,729 and $2,745, respectively
Deferred financing costs - net of amortization of                                       7,154            8,247
$3,771 and $2,678, respectively
Real estate tax refunds                                                                14,088           14,088
Notes receivable - net of unamortized discount of                                       9,203            9,101
$306 and $420, respectively
Deferred rent receivable                                                               33,467           26,855
Prepaid real estate taxes                                                              14,039           13,575
Deferred leasing costs, net of accumulated amortization of                              6,646            5,266
$321 and $110, respectively
Other assets                                                                              420              512
                                                                                  -----------      -----------
TOTAL ASSETS                                                                         $766,451         $757,932
                                                                                  ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Secured notes                                                                        $414,375         $418,125
Accounts payable and accrued expenses                                                  15,142           16,968
Tenants' security deposits and unearned revenue                                         2,378            2,009
                                                                                  -----------      -----------
Total Liabilities                                                                     431,895          437,102
                                                                                  -----------      -----------

Subordinated Minority Interest                                                         14,855           14,855
                                                                                  -----------      -----------

Stockholders' Equity
Common Stock - $10 par value                                                          129,666          129,666
(Class A - outstanding - 7,990,586 shares;
 Class B - outstanding - 4,936,060 shares; and
 Class C - outstanding - 40,000 shares)
Paid-in capital                                                                       175,736          175,736
Retained earnings                                                                      14,299              573
                                                                                  -----------      -----------
Total Stockholders' Equity                                                            319,701          305,975
                                                                                  -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $766,451         $757,932
                                                                                  ===========      ===========

See notes to consolidated financial statements.

METROPOLIS REALTY TRUST, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF
 INCOME (UNAUDITED)
(In thousands, except share amounts)
-----------------------------------------------------------------------------------------------------------------------
                                                         Quarter Ended June 30,         Six Months Ended June 30,
                                                         ----------------------         -------------------------------
                                                              1998             1997             1998            1997
                                                              ----             ----             ----            ----

REVENUES:
Base rental income                                       $    30,332      $    28,388      $    59,732      $    56,649
Escalation income                                              4,015            4,276            7,447            7,737
Miscellaneous income                                             430              243              913              515
Interest income                                                  822              951            1,463            1,779
                                                         -----------      ------------     ------------     -----------


Total revenues                                           $    35,599      $    33,858      $    69,555      $    66,680
                                                         ===========      ===========      ===========      ===========


OPERATING EXPENSES:
Real estate taxes                                        $     6,792      $     6,535      $    13,585      $    13,218
Operating and maintenance                                      1,844            2,202            3,773            4,106
Utilities                                                      1,561            1,446            2,891            3,022
Payroll                                                        1,057            1,028            2,185            2,202
General and administrative                                       367              981              778            1,544
Management fees                                                  558              618            1,145            1,014
                                                         -----------      ------------     ------------     -----------


Total operating expenses                                 $    12,179      $    12,810      $    24,357      $    25,106

OTHER ITEMS:
Interest expense                                              (8,400)          (8,517)         (16,746)         (16,903)
Depreciation and amortization                                 (4,168)          (3,859)          (8,243)          (7,703)
                                                         -----------      ------------     ------------     -----------


Total other items                                            (12,568)         (12,376)         (24,989)         (24,606)
                                                         -----------      ------------     ------------     -----------


NET INCOME                                               $    10,852      $     8,672      $    20,209      $    16,968
                                                         ===========      ===========      ===========      ===========


NET INCOME PER COMMON SHARE:

Net Income                                               $      0.84      $      0.67      $      1.56      $      1.31
                                                         ===========      ===========      ===========      ===========

Weighted Average
Common Shares Outstanding                                 12,966,646       12,963,046       12,966,646       12,963,046
                                                         ===========      ===========      ===========      ===========

NET INCOME PER COMMON SHARE
(assuming dilution):

Net Income                                               $      0.84      $      0.67      $      1.56      $      1.31
                                                         ===========      ===========      ===========      ===========
Weighted Average Common
Shares Outstanding (including 25,000 and 27,000
shares of Common Stock issuable upon the exercise of
outstanding options as of June 30, 1998 and 1997,
respectively)                                             12,991,646       12,990,046       12,991,646       12,990,046
                                                         ===========      ===========      ===========      ===========

METROPOLIS REALTY TRUST, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
------------------------------------------------------------------------------------------------------------------
                                                                                         Six Months Ended June 30,
                                                                                         -------------------------
                                                                                             1998         1997
                                                                                             ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                 $20,209      $16,968
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization                                                                8,243        7,703
Amortization of discount - notes receivable                                                   (267)        (247)
Change in:
  (Increase)/Decrease in escrow deposits                                                      (757)       2,589
  (Increase)/Decrease in due from tenants                                                     (801)         719
  (Increase)/Decrease in prepaid expenses and other assets                                    (387)         156
  Increase in deferred rent receivable                                                      (6,612)     (13,774)
  Decrease in accounts payable and accrued expenses                                         (1,826)        (889)
  Increase in unearned revenue                                                                 371          827
                                                                                            ------          ---

     Net cash provided by operating activities                                              18,173       14,052
                                                                                            ------       ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additions to building and equipment                                                       (8,103)        (699)
  Additions to leasing costs                                                                (1,592)      (1,101)
  Collections on notes receivable                                                              165          150
                                                                                            ------          ---

     Net cash used in investing activities                                                  (9,530)      (1,650)
                                                                                            ------       ------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on secured notes                                                                   (3,750)          --
Dividends paid                                                                              (6,483)      (9,722)
                                                                                            ------       ------

Net cash used in financing activities                                                      (10,233)      (9,722)

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                                            (1,590)       2,680

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              24,627       42,215
                                                                                            ------       ------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $23,037      $44,895
                                                                                           =======      =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Interest paid during period                                                               $16,820      $16,959
                                                                                           =======      =======

 Dividends declared                                                                         $6,483       $9,722
                                                                                            ======       ======


See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except share information)
--------------------------------------------------------------------------------

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

      Rental Property - Rental property is carried at cost, net of accumulated depreciation and amortization, and includes land, building, tenant improvements and building improvements. Land is valued at $134,518 as of June 30, 1998 and 1997 and building, tenant improvements and building improvements are carried at $540,288 and $525,478 as of June 30, 1998 and 1997, respectively. In accordance with SFAS No. 121, impairment of property is determined to exist when estimated amounts recoverable through future operations and sale of property on an undiscounted basis are below that property's carrying value. If a property is determined to be impaired, it must be written down to its estimated fair value. Fair value is defined as the amount for which the asset could be bought or sold in a current transaction, that is, other than a forced or liquidation sale.

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

2.    REAL ESTATE TAX REFUNDS

      Real estate tax refunds represent real estate tax proceeds expected to be recovered by the Company as a result of real estate tax certiorari proceedings commenced by the Predecessors related to 2 Broadway, New York, N.Y., a property previously owned by the Predecessor and the 1290 Property, net of any fees and expenses incurred to collect such proceeds (the "Tax Proceeds"). The Company has reserved approximately $6,414 for tenant claims against the Tax Proceeds. This reserve is included in accounts payable and accrued expenses on the accompanying balance sheets.

      On July 14, 1998, the Company received Tax Proceeds in settlement of tax certiorari proceedings pertaining to 2 Broadway that are expected to result in a net refund of approximately $8,343 to the Company after payment of tenant claims.

3.    NOTES RECEIVABLE

      Included in Notes Receivable is the estimated fair value of two tenant notes aggregating approximately $9,203. The first note, dated April 1, 1989 with a face amount of $6,500 and a maturity date of September 1, 1999, is carried at $5,287, based on certain payment terms net of unamortized discount. Such payment terms include a stated interest rate of 10%. In 1991 and 1992, the tenant claimed certain concessions regarding the payment terms of such note. Without the Company expressing an opinion with regard thereto, if such concessions were granted, the note would bear interest at 7.5% per annum and would require level monthly payments of interest and principal of $75. The second note, dated August 20, 1985, with a face value of $4,355, is carried at $3,916, net of unamortized discount. The second note does not bear interest and is payable on October 31, 1999.

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

      The Property Owning Partnerships and the lead lender entered into an Interest Rate Exchange Agreement effective October 10, 1996 (the "Swap Agreement"). The Swap Agreement has a term of 5 years and provides that the Property Owning Partnerships will pay interest at an effective rate of 7.987% per annum. Management believes the risk of incurring losses related to the credit risk is remote and any losses would be immaterial.

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

6.    SUBORDINATED MINORITY INTEREST

      The Subordinated Minority Interest represents 4.95% of the net reorganization value of the Lower Tier Limited Partnership, reflecting the 99% limited partnership interest of JMB/NYC Office Building Associates, L.P. ("JMB LP") in the limited partnership (the "Upper Tier Limited Partnership") which owns a subordinated 5% limited partnership interest in the Lower Tier Limited Partnership (the "Subordinated Minority Interest"). Management believes, however, that no economic obligation exists to JMB LP as of June 30, 1998 and, that, pursuant to the distribution priorities set forth in the limited partnership agreement of the Lower Tier Limited Partnership (the "Lower Tier Limited Partnership Agreement"), unless the Company's Properties were sold for an amount significantly in excess of the net reorganization value, JMB LP would only be entitled to receive approximately $450 in respect of the Subordinated Minority Interest. Pursuant to the Lower Tier Limited Partnership Agreement, JMB LP would be entitled to distributions only after the Company has received certain priority distributions as more fully described below. As of June 30, 1998 the Company, as general partner of the Lower Tier Limited Partnership, is entitled to receive $400,000 and a 12% cumulative compounded return (from October 10, 1996) on such amount (net of distributions) from the Lower Tier Limited Partnership, before any distributions are made in respect of the Subordinated Minority Interest.

      The Upper Tier Limited Partnership has the right to require the Company to acquire the Subordinated Minority Interest at a price based upon a multiple of the net operating income of the Properties for the immediately preceding calendar year reduced by the debt encumbering the Properties and any priority distributions to which the Company is entitled as general partner of the Lower Tier Limited Partnership. As of June 30, 1998, no significant economic obligation exists based upon such formula.

      The Lower Tier Limited Partnership Agreement provides that the aggregate Available Cash (as defined in the Lower Tier Limited Partnership Agreement), from distributions from the Property Owning Partnerships will be distributed no less frequently than quarterly to the partners of the Lower Tier Limited Partnership as follows:

           (i) 100% to the Company, as general partner, until it has received, together with all prior distributions pursuant to this clause and clauses (i) and (iv) of the succeeding paragraph, aggregate distributions equal to a cumulative compounded return, commencing on October 10, 1996 (or with respect to capital contributions made after October 10, 1996, the date of such capital contributions), of 12% per annum on the sum of (x) $280,000, (y) any additional capital contributions made by the Company, as general partner, to the Lower Tier Limited Partnership ($20,000 as of June 30, 1998), and (z) a $100,000 preference amount (the "Preference Amount") (the amounts in
           (x), (y) and (z), as reduced by distributions in respect of such amounts, referred to herein as the "Adjusted GP Contribution");

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

      On July 1, 1998 the Company suspended its regular quarterly dividend pending consideration of strategic alternatives to maximize stockholder value. On July 13, 1998 the Company announced the retention of Victor Capital Group, L.P. and Eastdil Realty Company, LLC to explore the sale of the Company or its two principal assets - the 1290 Property and the 237 Property.

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

      Pursuant to the Stock Plan, each Director received 400 shares of Common Stock in September 1997 in consideration for services rendered to the Company during the Company's first fiscal year of operations. The value of such shares was based upon the most recent price at which shares of the Company's Common Stock were traded prior to such grant of shares. Each Director will receive an additional 400 shares of Common Stock at the 1998 annual meeting of the Company's stockholders and at each subsequent annual meeting. Total outstanding options at June 30, 1998 aggregated 25,000, of which 17,000 are exercisable currently and 8,000 are exercisable as of October 10, 1998.

      In March 1998, a new director was granted 400 shares of Common Stock and options entitling him to purchase an aggregate of 3,000 shares of Common Stock at an exercise price of $42.50 per share. Such shares and options were issued in July 1998. Of such options, 1,000 are immediately exercisable and 1,000 become exercisable on each of October 10, 1998 and October 10, 1999.

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

9.    RELATED PARTY TRANSACTIONS

      Asset  Management  - The  Company  has  entered  into an Asset  Management
      Agreement with a company ("Asset Manager") that is directly affiliated with two of Metropolis' shareholders. One of these shareholders is also a Director and Officer of the Company. The Asset Manager provides asset advisory, consultation and management services for the Company. Fees for such services are payable at a rate of $25 per month, in arrears. The Asset Management Agreement also provides for reimbursement of costs and expenses for contractors and professionals, as incurred. Asset management fees incurred for three and six months ended June 30, 1998 and 1997 aggregated approximately $75 and $150, respectively.

      Property Management - The Company has entered into a Management and Leasing Agreement with a company ("Property Manager/Leasing Agent") that is an affiliate of a shareholder. The Property Manager/Leasing Agent manages and operates the property and provides all supervisory, management and leasing services. The Management and Leasing Agreement provides for a fee of 1.5% of Gross Revenues, payable monthly and reimbursement for overhead and all reasonable out-of-pocket-expenses incurred. The Management and Leasing Agreement also provides for leasing commissions to be calculated on a sliding scale percentage basis of a lease's base rent. Fees incurred under the Management and Leasing Agreement for the three and six months ended June 30, 1998 aggregated approximately $806 and $1,303, respectively. Fees incurred for the three and six months ended June 30, 1997 aggregated approximately $834 and $1,238, respectively.

      An affiliate of the Property Manager/Leasing Agent provides cleaning services for the Properties. Fees paid for cleaning services for the three and six months ended June 30, 1998 totaled $1,006 and $2,034, respectively. Fees paid for the three and six months ended June 30, 1997 totaled $1,087 and $2,268.

      REIT Management - The Company has entered into a REIT Management Agreement with the Property Manager/Leasing Agent ("REIT Manager"). The REIT Manager performs certain accounting, administrative and monitoring services. The REIT Management Agreement provides for compensation to the REIT Manager of a monthly fee and reimbursement of documented out-of-pocket expenses. Fees incurred under the REIT Management Agreement for the three and six months ended June 30, 1998 aggregated $36 and $79, respectively. Fees incurred for the three and six months ended June 30, 1997 aggregated $31 and $77, respectively.


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

      The fair value of the notes receivables has been estimated by discounting cash flows at the current rate at which similar instruments would be issued with similar credit ratings for the remaining term. Management believes the fair market value of the notes receivables approximates the carrying value at June 30, 1998.

      The fair value of the Secured Notes has been estimated by discounting cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term. Management believes the fair market value of the Secured Notes approximates the carrying value at June 30, 1998.

      The  fair  value  estimates   presented  herein  are  based  on  pertinent
      information available to management as of June 30, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except share information)

         General

         The discussion below relates primarily to the financial condition and results of operations of Metropolis Realty Trust, Inc. (the "Company") for the second quarter of 1998. Stockholders are encouraged to review the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1997 contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for a more complete understanding of the Company's financial condition and results of operations.

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

         The 1290 Property is a 43-story Class A commercial office building with approximately 1.9 million rentable square feet of space. The building is centrally located in midtown Manhattan and is connected to the famed "Rockefeller Center" complex via an underground passageway. The 1290 Property serves as the corporate headquarters for The Equitable Life Assurance Society of the United States, and is currently 98.7% occupied. Through December 2002, approximately 21% of the total rentable area of the building is subject to expiring leases.

         The 237 Property is a 21-story Class A commercial office building with approximately 1.1 million rentable square feet of space. The building, centrally located in midtown Manhattan, is situated off one of New York City's most prestigious thoroughfares and is within close proximity to Grand Central Station, a transportation hub. The 237 Property serves as the corporate headquarters for J. Walter Thompson Company, a major advertising agency, as well as Swiss Reinsurance Company ("Swiss Re"), an insurance/financial services organization, and is currently 98.6% occupied. Through December 2002, approximately 26% of the total rentable area of the building is subject to expiring leases.

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

         On March 6, 1997, the Board of Directors adopted a distribution policy calling for a regular quarterly dividend. On January 20, 1997, the Company made a special distribution of $.50 per share of Common Stock to shareholders of record on December 31, 1996. On April 15, 1997, the Company made a regular distribution of $.25 per share of Common Stock to shareholders of record on March 31, 1997. On July 15, 1997, the Company made a regular distribution of $.50 per share of Common Stock to shareholders of record on June 30, 1997. On October 15, 1997, the Company made a distribution of $1.00 per share of Common Stock to shareholders of record on September 30, 1997, consisting of a regular distribution of $.50 per share of Common Stock and a special distribution of $.50 per share of Common Stock. On December 31, 1997, the Company made a distribution of $1.00 per share of Common Stock to shareholders of record on December 26, 1997, consisting of a regular distribution of $.50 per share of Common Stock and a special distribution of $.50 per share of Common Stock. On April 15,

1998, the Company made a regular distribution of $.50 per share of Common Stock to shareholders of record on March 31, 1998. As of July 31, 1998, 12,966,646 shares of common stock were issued and outstanding. On July 1, 1998 the Company announced that it had suspended its regular quarterly dividend pending consideration of strategic alternatives to maximize stockholder value. On July 13, 1998 the Company announced the retention of Victor Capital Group, L.P. and Eastdil Realty Company, LLC to explore the sale of the Company or its two principal assets - the 1290 Property and the 237 Property. The Common Stock of the Company is not listed on any exchange, and the Company does not intend to list the Common Stock on any exchange in the near future.

         The assets and results of operations of the Properties are reported in the consolidated financial statements of the Company using the consolidation method of accounting.

         Results of Operations

         Six Months Ended June 30, 1998 and 1997
         ---------------------------------------

         Base rental income and escalation income increased by approximately $2,793 for the six months ended June 30, 1998 as compared to the same period in the prior year. This increase of 4.3% is primarily attributable to an overall increase in occupancy at the Properties.

         Operating expenses for the six months ended June 30, 1998 were $24,357, a decrease of 3.0% from the six months ended June 30, 1997. Operating expenses as a percentage of base rental income and escalation income decreased to 36% for the six months ended June 30, 1998 from 39% for the six months ended June 30, 1997.

         Depreciation and amortization for the six months ended June 30, 1998 was $8,243 as compared to $7,703 for the same period in the prior year. The increase of $540 is primarily the result of building and tenant improvements made subsequent to the second quarter of 1997.


         Quarter Ended June 30, 1998 and 1997
         ------------------------------------

         Base rental income and escalation income increased by approximately $1,683 for the quarter ended June 30, 1998 as compared to the same period in the prior year. This increase of 5.2% is primarily attributable to an overall increase in occupancy at the Properties.

         Operating expenses for the quarter ended June 30, 1998 were $12,179, a decrease of 4.7% from the quarter ended June 30, 1997. Operating expenses as a percentage of base rental income and escalation income decreased to 35% for the quarter ended June 30, 1998 from 39% for the quarter ended June 30, 1997.

         Depreciation and amortization for the quarter ended June 30, 1998 was $4,168 as compared to $3,859 for the same period in the prior year. The increase of $309 is primarily the result of building and tenant improvements made subsequent to the second quarter of 1997.


         Liquidity and Capital Resources

         During the quarter ended June 30, 1998, cash flow from operations totaled $9,706. The Company used this cash flow from operations to fund building and tenant improvements of approximately $5,534, principal payments on the Loan of $1,875 and leasing costs of approximately $1,470.

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

         Funds from Operations is summarized in the following table.

                                                                  Quarter Ended June 30,          Six Months Ended June 30,
                                                                  ---------------------------     ---------------------------
                                                                         1998            1997            1998            1997
                                                                         ----            ----            ----            ----
Net Income                                                        $    10,852     $     8,672     $    20,209     $    16,968

Add:
Depreciation attributable to real property and
amortization attributable to leasing costs                              3,619           3,300           7,135           6,584
                                                                  -----------     -----------     -----------     -----------

Funds from Operations                                             $    14,471     $    11,972     $    27,344     $    23,552
                                                                  -----------     -----------     -----------     -----------

Weighted average number of shares of Common Stock
outstanding (includes 25,000 and 27,000 shares of
Common Stock issuable upon the exercise of
outstanding options as of June 30, 1998 and 1997,
respectively)                                                      12,991,646      12,990,046      12,991,646      12,990,046
                                                                  ===========     ===========     ===========     ===========

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

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

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters To a Vote of Security Holders.

         No matters have been submitted to a vote of the Company's security holders since October 10, 1996.

Item 5.  Other Information.

         On July 13, 1998 the Company announced the retention of Victor Capital Group, L.P. and Eastdil Realty Company, LLC to explore the sale of the Company or its two principal assets - the 1290 Property and the 237 Property.

Item 6.  Exhibits and Reports on Form 8-K.

           (a)     Exhibits required by Item 601 of Regulation S-K

                   27.1 Financial Data Schedule as of, and for the quarter ending, June 30, 1998.

           (b)     Reports on Form 8-K.

                   None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 METROPOLIS REALTY TRUST, INC.


Dated:   August 14, 1998         By:  /s/ Lee S. Neibart
                                    --------------------------------------------
                                    Name:    Lee S. Neibart
                                    Title:   President and Director


Dated:   August 14, 1998         By: /s/ Stuart Koenig
                                    --------------------------------------------
                                    Name:    Stuart Koenig
                                    Title:   Vice President and Treasurer
                                             (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.       Description
-----------       -----------

27.1              Financial Data Schedule