Form 10-Q
period 1998-09-30
METROPOLIS REALTY TRUST INC
filed 1998-11-16
CIK 1028198

-------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1998
                               ------------------------------------------------
                                                        OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from.......................... to ...................

Commission file number 0-21849
                       ........................................................

                         METROPOLIS REALTY TRUST, INC.
                         -----------------------------
             (Exact name of Registrant as specified in its charter)

                  MARYLAND                                    13-3910684
  ..........................................         ..........................
(State or other jurisdiction of incorporation               (IRS Employer
            or organization)                              Identification No.)


                         c/o Victor Capital Group, L.P.
                                605 Third Avenue
                                   26th Floor
                            New York, New York 10016
               ..................................................
                    (Address of principal executive offices)
                                   ( Zip Code)

                                 (212) 655-0220
               ..................................................
              (Registrant's telephone number, including area code)

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



771035.4

As of November 3, 1998, there were issued and outstanding 8,030,586 shares of the Company's Class A Common Stock, par value $10.00 per share and 4,936,060 shares of the Company's Class B Common Stock, par value $10.00 per share.

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


                                       ii
771035.4

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

     Consolidated Balance Sheets as of September 30, 1998 (unaudited) and
     December 31, 1997 (audited)                                                                                  1

     Consolidated Statements of Income for the quarters and nine months ended
     September 30, 1998 and 1997 (unaudited)                                                                      2

     Consolidated Statements of Cash Flows for the nine months ended
     September 30, 1998 and 1997 (unaudited)                                                                      3

     Notes to Consolidated Financial Statements (unaudited)                                                       4

Item 2.    Management's Discussion and Analysis of Financial Condition and                                       11
              Results of Operations

Item 3.    Quantitative and Qualitative Disclosure About Market Risk                                             15


PART II--OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                     16

Item 2.    Changes in Securities                                                                                 16

Item 3.    Defaults Upon Senior Securities                                                                       16

Item 4.    Submission of Matters to a Vote of Security Holders                                                   16

Item 5.    Other Information                                                                                     16

Item 6.    Exhibits and Reports on Form 8-K                                                                      16


SIGNATURES                                                                                                      S-1


                                       iii
771035.4

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

METROPOLIS REALTY TRUST, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
-------------------------------------------------------------------------------------------------------------------


                                                                              September 30,          December 31,
                                                                                   1998                  1997
                                                                               (Unaudited)            (Audited)
                                                                              -------------          ------------

ASSETS
Rental property - net of accumulated depreciation of
    $26,624 and $16,165, respectively                                             $647,819            $649,107
Cash and cash equivalents                                                           37,814              24,627
Escrow deposits                                                                     15,961               2,909
Tenants' security deposits                                                             641                 640
Due from tenants - net of allowance for doubtful accounts
    of $2,729 and $2,745, respectively                                               3,482               3,005
Deferred financing costs - net of amortization of
    $4,317 and $2,678, respectively                                                  6,608               8,247
Real estate tax refunds                                                              3,175              14,088
Notes receivable - net of unamortized discount of
    $247 and $420, respectively                                                      9,255               9,101
Deferred rent receivable                                                            37,079              26,855
Prepaid real estate taxes                                                            7,019              13,575
Deferred leasing costs, net of accumulated amortization of
    $465 and $110, respectively                                                      7,688               5,266
Other assets                                                                           274                 512
                                                                               -----------         -----------
TOTAL ASSETS                                                                      $776,815            $757,932
                                                                               ===========         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Secured notes                                                                     $412,500            $418,125
Accounts payable and accrued expenses                                               16,850              16,968
Tenants' security deposits and unearned revenue                                      3,201               2,009
                                                                               -----------         -----------
Total Liabilities                                                                  432,551             437,102
                                                                               -----------         -----------

Subordinated Minority Interest                                                      14,855              14,855
                                                                               -----------         -----------

Stockholders' Equity
Common Stock - $10 par value                                                       129,666             129,666
    (Class A - outstanding - 7,990,586 shares;
     Class B - outstanding - 4,936,060 shares; and
     Class C - outstanding - 40,000 shares)
Paid-in capital                                                                    175,736             175,736
Retained earnings                                                                   24,007                 573
                                                                               -----------         -----------
Total Stockholders' Equity                                                         329,409             305,975
                                                                               -----------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $776,815            $757,932
                                                                               ===========         ===========

See notes to consolidated financial statements.


                                        1
771035.4

METROPOLIS REALTY TRUST, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share amounts)
-----------------------------------------------------------------------------------------------------------------------
                                                              Quarter Ended                      Nine Months
                                                              September 30,                  Ended September 30,
                                                      ------------------------------     ------------------------------
                                                         1998               1997            1998               1997
                                                      --------------      ----------     -----------      -------------
REVENUES:
Base rental income                                         $29,697           $28,940         $89,430        $85,589
Escalation income                                            3,540             3,349          10,987         11,086
Miscellaneous income                                         3,522               451           4,435            966
                                                               863               961           2,325          2,740
Interest income                                       --------------      ----------     -----------    -----------


                                                           $37,622           $33,701        $107,177       $100,381
Total revenues                                        --------------      ----------     -----------    -----------


OPERATING EXPENSES:
Real estate taxes                                           $7,025            $6,861         $20,610        $20,079
Operating and maintenance                                    1,437             1,738           5,210          5,844
Utilities                                                    2,519             2,323           5,410          5,344
Payroll                                                      1,074             1,003           3,259          3,205
General and administrative                                   2,598               987           3,375          2,531
                                                               574               537           1,720          1,551
Management fees                                       --------------      ----------     -----------    -----------


Total operating expenses                                   $15,227           $13,449         $39,584        $38,554

OTHER ITEMS:
Interest expense                                             8,454             8,576          25,200         25,480
                                                             4,233             3,880          12,476         11,583
Depreciation and amortization                         --------------      ----------     -----------    -----------


                                                            12,687            12,456          37,676         37,063
Total other items                                     --------------      ----------     -----------    -----------


NET INCOME                                                  $9,708            $7,796         $29,917        $24,764
                                                      ==============      ==========     ===========    ===========

NET INCOME PER COMMON SHARE:

Net Income                                                   $0.75             $0.60           $2.31          $1.91
                                                      ==============      ==========     ===========    ===========

Weighted Average Common Shares Outstanding              12,966,646        12,963,066      12,966,646     12,963,053
                                                      ==============      ==========     ===========    ===========

NET INCOME PER COMMON SHARE
(assuming dilution):

Net Income                                                   $0.75             $0.60           $2.30          $1.91
                                                      ==============      ==========     ===========    ===========

Weighted Average Common Shares Outstanding
(including 25,000 and 27,000 shares of
Common Stock issuable upon the exercise of
outstanding options as of September 30, 1998
and 1997, respectively)                                12,991,646         12,990,066      12,991,646     12,990,053
                                                      ==============      ==========     ===========    ===========



                                        2
771035.4

METROPOLIS REALTY TRUST, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
-------------------------------------------------------------------------------------------------------------------
                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                         --------------------------
                                                                                            1998          1997
                                                                                            ----          ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                                 $29,917      $24,764
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                            12,476       11,583
   Issuance of capital stock as compensation                                                    --          157
   Amortization of discount - notes receivable                                               (405)        (374)
   Change in:
      Increase in escrow deposits                                                         (13,052)      (4,191)
      (Increase)/Decrease in due from tenants                                                (477)          701
      Decrease in prepaid expenses and other assets                                          6,772        7,152
      Increase in deferred rent receivable                                                (10,225)     (17,838)
      Decrease in accounts payable and accrued expenses                                      (117)        (601)
      Decrease in real estate tax refunds                                                   10,913           --
                                                                                             1,191        1,080
      Increase in unearned revenue                                                       ---------    ---------


         Net cash provided by operating activities                                          36,993       22,433
                                                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to building and equipment                                                       (9,171)      (1,497)
 Additions to leasing costs                                                                (2,778)      (1,626)
                                                                                               251          228
 Collections on notes receivable                                                         ---------    ---------

         Net cash used in investing activities                                            (11,698)      (2,895)
                                                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on secured notes                                                                  (5,625)           --
Dividends paid                                                                             (6,483)     (16,204)
                                                                                         ---------    ---------

         Net cash used in financing activities                                            (12,108)     (16,204)

INCREASE IN CASH AND CASH EQUIVALENTS                                                       13,187        3,334

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                              24,627       42,215
                                                                                         ---------    ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                   $37,814      $45,549
                                                                                         =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
                                                                                           $25,265      $25,439
 Interest paid during period                                                             =========    =========

 Dividends declared                                                                         $6,483      $22,689
                                                                                         =========    =========

See notes to consolidated financial statements.



                                        3
771035.4

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

      Rental Property - Rental property is carried at cost, net of accumulated depreciation and amortization, and includes land, building, tenant improvements and building improvements. Land is valued at $134,518 as of September 30, 1998 and 1997 and building, tenant improvements and building improvements are carried at $541,362 and $525,547 as of September 30, 1998 and 1997, respectively. In accordance with SFAS No. 121, impairment of property is determined to exist when estimated amounts recoverable through future operations and sale of property on an undiscounted basis are below that property's carrying value. If a property is determined to be impaired, it must be written down to its estimated fair value. Fair value is defined as the amount for which the asset could be bought or sold in a current transaction, that is, other than a forced or liquidation sale.

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


                                        4
771035.4

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

      Escrow Deposits - Escrow deposits include reserves for certain claims made in conjunction with the Plan; escrow deposits for tenant improvements, insurance and real estate taxes; and reserves for tenant claims against the Tax Proceeds related to 2 Broadway, as hereinafter defined.

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

2.    REAL ESTATE TAX REFUNDS

      Real estate tax refunds represent real estate tax proceeds expected to be recovered by the Company as a result of real estate tax certiorari proceedings commenced by the Predecessors related to the 1290 Property, net of any fees and expenses incurred to collect such proceeds, totaling $2,801 as of September 30, 1998; and tenant claims against real estate tax proceeds recovered by the Company as a result of real estate tax certiorari proceedings related to 2 Broadway, New York, NY, a property previously owned by the Predecessors, totaling $5,215 as of September 30, 1998 (collectively, the "Tax Proceeds"). This reserve is included in accounts payable and accrued expenses on the accompanying balance sheets.

      On July 14, 1998, the Company received Tax Proceeds in settlement of tax certiorari proceedings related to 2 Broadway that resulted in a net refund of approximately $8,342 to the Company, after reserving for tenant claims, and additional income of $3,280. Fees and expenses incurred to collect such proceeds totaled $2,238.


3.    NOTES RECEIVABLE

      Included in Notes Receivable is the estimated fair value of two tenant notes aggregating approximately $9,255 The first note, dated April 1, 1989 with a face amount of $6,500 and a maturity date of September 1, 1999, is carried at $5,261, based on certain payment terms net of unamortized discount. Such payment terms include a stated interest rate of 10%. In 1991 and 1992, the tenant claimed certain concessions regarding the payment terms of such note. Without the Company expressing an opinion with regard thereto, if such concessions were granted, the note would bear interest at 7.5% per annum and would require level monthly payments of interest and principal of $75. The second note, dated August 20, 1985, with a face value of $4,355, is carried at $3,994, net of unamortized discount. The second note does not bear interest and is payable on October 31, 1999.


                                        5
771035.4

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

6.    SUBORDINATED MINORITY INTEREST

      The Subordinated Minority Interest represents 4.95% of the net reorganization value of the Lower Tier Limited Partnership, reflecting the 99% limited partnership interest of JMB/NYC Office Building Associates, L.P. ("JMB LP") in the limited partnership (the "Upper Tier Limited Partnership") which owns a subordinated 5% limited partnership interest in the Lower Tier Limited Partnership (the "Subordinated Minority Interest"). Management believes, however, that no economic obligation exists to JMB LP as of September 30, 1998 and, that, pursuant to the distribution priorities set forth in the limited partnership agreement of the Lower Tier Limited Partnership (the "Lower Tier Limited Partnership Agreement"), unless the Company's Properties were sold for an amount significantly in excess of the net reorganization value, JMB LP would only be entitled to receive approximately $450 in respect of the Subordinated Minority Interest. Pursuant to the Lower Tier Limited Partnership Agreement, JMB LP would be entitled to distributions only after the Company has received certain priority distributions as more fully described below. As of September 30, 1998 the Company, as general partner of the Lower Tier Limited Partnership, is entitled to receive $400,000 and a 12% cumulative compounded return (from October 10, 1996) on such amount (net of distributions) from the Lower Tier Limited Partnership, before any distributions are made in respect of the Subordinated Minority Interest.

      The Upper Tier Limited Partnership has the right to require the Company to acquire the Subordinated Minority Interest at a price based upon a multiple of the net operating income of the Properties for the immediately preceding calendar year reduced by the debt encumbering the Properties and any priority distributions to which

                                        6
771035.4
      the Company is entitled as general partner of the Lower Tier Limited Partnership. As of September 30, 1998, no significant economic obligation exists based upon such formula.

      The Lower Tier Limited Partnership Agreement provides that the aggregate Available Cash (as defined in the Lower Tier Limited Partnership Agreement), from distributions from the Property Owning Partnerships will be distributed no less frequently than quarterly to the partners of the Lower Tier Limited Partnership as follows:

           (i) 100% to the Company, as general partner, until it has received, together with all prior distributions pursuant to this clause and clauses (i) and (iv) of the succeeding paragraph, aggregate distributions equal to a cumulative compounded return, commencing on October 10, 1996 (or with respect to capital contributions made after October 10, 1996, the date of such capital contributions), of 12% per annum on the sum of (x) $280,000, (y) any additional capital contributions made by the Company, as general partner, to the Lower Tier Limited Partnership ($20,000 as of September 30, 1998), and (z) a $100,000 preference amount (the "Preference Amount") (the amounts in (x), (y) and (z), as reduced by distributions in respect of such amounts, referred to herein as the "Adjusted GP Contribution");

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

                                        7
771035.4

           (vi) 95% to the Company, as general partner, and 5% to the Upper Tier Limited Partnership, as limited partner.

7.    STOCKHOLDERS' EQUITY

      The Company has the authority to issue 50,000,000 shares of common stock, par value $10 per share (the "Common Stock"), and 10,000,000 shares of Preferred Stock, par value $10 per share. Stockholders' equity consists of 12,966,646 shares of Common Stock issued and outstanding. As of November 3, 1998, as a result of the conversion of 40,000 shares of Class C Common Stock into Class A Common Stock, of the 12,966,646 shares issued and outstanding, 8,030,586 shares represent shares of Class A Common Stock, 4,936,060 shares represent shares of Class B Common Stock, with no remaining shares of Class C Common Stock outstanding. Of the 8,030,586 shares of Class A Common Stock issued and outstanding, approximately 923,077 shares were issued as part of a subscription rights offering under the Plan. 12,962,046 shares were issued on the Effective Date pursuant to the Plan, 1,000 shares were subsequently distributed, and 3,600 shares were issued to the members of the Board of Directors as part of their annual compensation. The Class A Common Stock and the Class B Common Stock have identical rights and privileges, and are treated as a single class, with respect to all matters (other than certain voting rights) including, without limitation, the payment of dividends and distributions upon liquidation.

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

      On July 1, 1998 the Company suspended its regular quarterly dividend pending consideration of strategic alternatives to maximize stockholder value. On July 13, 1998 the Company announced the retention of Victor Capital Group, L.P. and Eastdil Realty Company, LLC to explore the sale of the Company or its two principal assets - the 1290 Property and the 237 Property. On November 16, 1998, the Company announced that after considering strategic alternatives in order to maximize stockholder value, it has postponed the marketing of the Company's properties. The Company also announced the reinstatement of its regular quarterly dividend of $.50 per share and that the Board of Directors has declared a dividend of $1.00 per share, consisting of a regular quarterly dividend of $.50 per share and a special dividend of $.50 per share, payable on December 31, 1998 to stockholders of record on December 18, 1998.


8.    STOCK PLAN AND REGISTRATION RIGHTS

      The Board of Directors of the Company adopted a Directors' Stock Plan effective October 10, 1996. Pursuant to the Stock Plan, the Board of Directors of the Company has the authority to issue to members of the Company's Board of Directors Common Stock and options to purchase, in the aggregate, 100,000 shares of

                                        8
771035.4

      Common Stock. On the Effective Date, the initial members of the Company's Board of Directors were granted options entitling each director to purchase an aggregate of 3,000 shares of Common Stock at an exercise price of $25 per share in accordance with the Plan.

      Pursuant to the Stock Plan, each Director received 400 shares of Common Stock in September 1997 in consideration for services rendered to the Company during the Company's first fiscal year of operations. The value of such shares was based upon the most recent price at which shares of the Company's Common Stock were traded prior to such grant of shares. Each Director will receive an additional 400 shares of Common Stock at the 1998 annual meeting of the Company's stockholders and at each subsequent annual meeting. Total outstanding options at September 30, 1998 aggregated 28,000, of which 27,000 were exercisable as of October 10, 1998.

      In March 1998, a new director was granted 400 shares of Common Stock and options entitling him to purchase an aggregate of 3,000 shares of Common Stock at an exercise price of $42.50 per share. Such shares and options were issued in July 1998. Of such options, 1,000 were immediately exercisable, 1,000 became exercisable on October 10, 1998 and 1,000 become exercisable on October 10, 1999.

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

9.    RELATED PARTY TRANSACTIONS

      Asset Management - The Company has entered into an Asset Management Agreement with a company ("Asset Manager") that is directly affiliated with two of Metropolis' shareholders. One of these shareholders is also a Director and Officer of the Company. The Asset Manager provides asset advisory, consultation and management services for the Company. Fees for such services are payable at a rate of $25 per month, in arrears. The Asset Management Agreement also provides for reimbursement of costs and expenses for contractors and professionals, as incurred. Asset management fees incurred for each of the three and nine months ended September 30, 1998 and 1997 aggregated approximately $75 and $225, respectively.

      Property Management - The Company has entered into a Management and Leasing Agreement with a company ("Property Manager/Leasing Agent") that is an affiliate of a shareholder. The Property Manager/Leasing Agent manages and operates the property and provides all supervisory, management and leasing services. The Management and Leasing Agreement provides for a fee of 1.5% of Gross Revenues, payable monthly and reimbursement for overhead and all reasonable out-of-pocket-expenses incurred. The Management and Leasing Agreement also provides for leasing commissions to be calculated on a sliding scale percentage basis of a lease's base rent. Fees incurred under the Management and Leasing Agreement for the three and nine months ended September 30, 1998 aggregated approximately $873 and $2,176, respectively. Fees incurred for the three and nine months ended September 30, 1997 aggregated approximately $432 and $1,670, respectively.

      An affiliate of the Property Manager/Leasing Agent provides cleaning services for the Properties. Fees paid for cleaning services for the three and nine months ended September 30, 1998 totaled $1,002 and $3,036, respectively. Fees paid for the three and nine months ended September 30, 1997 totaled $964 and $3,232.

      REIT Management - The Company has entered into a REIT Management Agreement with the Property Manager/Leasing Agent ("REIT Manager"). The REIT Manager performs certain accounting, administrative and monitoring services. The REIT Management Agreement provides for compensation to the REIT Manager

                                        9
771035.4
      of a monthly fee and reimbursement of documented out-of-pocket expenses. Fees incurred under the REIT Management Agreement for the three and nine months ended September 30, 1998 aggregated $31 and $110, respectively. Fees incurred for the three and nine months ended September 30, 1997 aggregated $31 and $109, respectively.

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

      The fair value of the notes receivables has been estimated by discounting cash flows at the current rate at which similar instruments would be issued with similar credit ratings for the remaining term. Management believes the fair market value of the notes receivables approximates the carrying value at September 30, 1998.

      The fair value of the Secured Notes has been estimated by discounting cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term. Management believes the fair market value of the Secured Notes approximates the carrying value at September 30, 1998.

      The fair value estimates presented herein are based on pertinent information available to management as of September 30, 1998.

                                       10
771035.4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (in thousands, except share information)

         General

         The discussion below relates primarily to the financial condition and results of operations of Metropolis Realty Trust, Inc. (the "Company") for the third quarter of 1998. Stockholders are encouraged to review the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1997 contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for a more complete understanding of the Company's financial condition and results of operations.

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

         The 1290 Property is a 43-story Class A commercial office building with approximately 1.9 million rentable square feet of space. The building is centrally located in midtown Manhattan and is connected to the famed "Rockefeller Center" complex via an underground passageway. The 1290 Property serves as the corporate headquarters for The Equitable Life Assurance Society of the United States, and is currently 98.7% occupied. Through December 2002, approximately 17% of the total rentable area of the building is subject to expiring leases.

         The 237 Property is a 21-story Class A commercial office building with approximately 1.1 million rentable square feet of space. The building, centrally located in midtown Manhattan, is situated off one of New York City's most prestigious thoroughfares and is within close proximity to Grand Central Station, a transportation hub. The 237 Property serves as the corporate headquarters for J. Walter Thompson Company, a major advertising agency, as well as Swiss Reinsurance Company ("Swiss Re"), an insurance/financial services organization, and is currently 98.7% occupied. Through December 2002, approximately 21% of the total rentable area of the building is subject to expiring leases.

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

         On March 6, 1997, the Board of Directors adopted a distribution policy calling for a regular quarterly dividend. On January 20, 1997, the Company made a special distribution of $.50 per share of Common Stock to shareholders of record on December 31, 1996. On April 15, 1997, the Company made a regular distribution of $.25 per share of Common Stock to shareholders of record on March 31, 1997. On July 15, 1997, the Company made a regular distribution of $.50 per share of Common Stock to shareholders of record on June 30, 1997. On October 15, 1997, the Company made a distribution of $1.00 per share of Common Stock to shareholders of record on September 30, 1997, consisting of a regular distribution of $.50 per share of Common Stock and a special distribution of $.50 per share of Common Stock. On December 31, 1997, the Company made a distribution of $1.00 per share of Common Stock to shareholders of record on December 26, 1997, consisting of a regular distribution of $.50 per share of Common Stock and a special distribution of $.50 per share of Common Stock. On April 15,

                                       11
771035.4

1998, the Company made a regular distribution of $.50 per share of Common Stock to shareholders of record on March 31, 1998. As of November 3, 1998, 12,966,646 shares of common stock were issued and outstanding.

      On July 1, 1998 the Company announced that it had suspended its regular quarterly dividend pending consideration of strategic alternatives to maximize stockholder value. On July 13, 1998 the Company announced the retention of Victor Capital, L.P. and Eastdil Realty Company, LLC to explore the sale of the Company or its two principal assets - the 1290 Property and the 237 Property. On November 16, 1998, the Company announced that after considering strategic alternatives in order to maximize stockholder value, it has postponed the marketing of the Company's properties. The Company also announced the reinstatement of its regular quarterly dividend of $.50 per share and that the Board of Directors has declared a dividend of $1.00 per share, consisting of a regular quarterly dividend of $.50 per share and a special dividend of $.50 per share, payable on December 31, 1998 to stockholders of record on December 18, 1998.

         The Common Stock of the Company is not listed on any exchange, and the Company does not intend to list the Common Stock on any exchange in the near future.

         The assets and results of operations of the Properties are reported in the consolidated financial statements of the Company using the consolidation method of accounting.

         Results of Operations

         Nine Months Ended September 30, 1998 and 1997
         ---------------------------------------------

         Base rental income increased by approximately $3,841 for the nine months ended September 30, 1998 as compared to the same period in the prior year. This increase of 4.5% is attributable to an overall increase in occupancy at the Properties. Miscellaneous income has increased by approximately $3,469 for the nine months ended September 30, 1998 as compared to the same period in the prior year. This increase is primarily attributable to the receipt of real estate tax proceeds related to 2 Broadway, a property previously owned by the Predecessors.

         Operating expenses for the nine months ended September 30, 1998 were $39,585, an increase of 3.4% from the nine months ended September 30, 1997. This increase is primarily attributable to fees and expenses incurred in connection with the settlement of tax certiorari proceedings related to 2 Broadway, totaling $2,238. Operating expenses as a percentage of base rental income and escalation income decreased from 40% to 39% for the nine months ended September 30, 1997 and 1998, respectively.

         Depreciation and amortization for the nine months ended September 30, 1998 was $12,476 as compared to $11,583 for the same period in the prior year. The increase of $893 is primarily the result of building and tenant improvements made subsequent to the third quarter of 1997.

         Quarter Ended September 30, 1998 and 1997
         -----------------------------------------

         Base rental income and escalation income increased by approximately $948 for the quarter ended September 30, 1998 as compared to the same period in the prior year. This increase of 2.9% is attributable to an overall increase in occupancy at the Properties. Miscellaneous income has increased by approximately $3,071 for the quarter ended September 30, 1998 as compared to the same period in the prior year. This increase is primarily attributable to the receipt of real estate tax proceeds related to 2 Broadway, a property previously owned by the Predecessors.

         Operating expenses for the quarter ended September 30, 1998 were $15,227, an increase of 13.6% from the quarter ended September 30, 1997. This increase is primarily attributable to fees and expenses incurred in connection with the settlement of tax certiorari proceedings related to 2 Broadway, totaling $2,238. Operating

                                       12
771035.4
expenses as a percentage of base rental income and escalation income increased to 46% for the quarter ended September 30, 1998 from 41% for the quarter ended September 30, 1997.

         Depreciation and amortization for the quarter ended September 30, 1998 was $4,233 as compared to $3,880 for the same period in the prior year. The increase of $353 is primarily the result of building and tenant improvements made subsequent to the third quarter of 1997.

         Liquidity and Capital Resources

         During the quarter ended September 30, 1998, cash flow from operations totaled $18,821. The Company used this cash flow from operations to fund building and tenant improvements of approximately $1,068, principal payments on the Loan of $1,875 and leasing costs of approximately $1,186.

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

                                       13
771035.4

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

         Funds from Operations is summarized in the following table.


                                                                       Quarter Ended                   Nine Months Ended
                                                                       September 30,                     September 30,
                                                                       -------------                     -------------
                                                                   1998          1997                 1998          1997
                                                              ----------     ----------            ----------     ---------

Net Income                                                       $9,708        $7,796              $29,917        $24,764
Add:
     Depreciation attributable to real property and
     amortization attributable to leasing costs                   3,679         3,314               10,815          9,898
                                                            -----------    ----------          -----------     ----------

Funds from Operations                                           $13,387       $11,110              $40,732        $34,662
                                                            -----------    ----------          -----------     ----------

Weighted average number of shares of Common
Stock outstanding (includes 25,000 and 27,000 shares
of Common Stock issuable upon the exercise of
outstanding options as of September 30, 1998 and
1997, respectively).                                         12,991,646    12,990,066           12,991,646     12,990,053
                                                            ===========    ==========          ===========     ==========



                                       14
771035.4

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

                                       15
771035.4

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

Item 5.  Other Information.

           On July 13, 1998 the Company announced the retention of Victor Capital Group, L.P. and Eastdil Realty Company, LLC to explore the sale of the Company or its two principal assets - the 1290 Property and the 237 Property. On November 16, 1998, the Company announced that after considering strategic alternatives in order to maximize stockholder value, it has postponed the marketing of the Company's properties. The Company also announced the reinstatement of its regular quarterly dividend of $.50 per share and that the Board of Directors has declared a dividend of $1.00 per share, consisting of a regular quarterly dividend of $.50 per share and a special dividend of $.50 per share, payable on December 31, 1998 to stockholders of record on December 18, 1998.

Item 6.  Exhibits and Reports on Form 8-K.

           (a) Exhibits required by Item 601 of Regulation S-K

               27.1 Financial Data Schedule as of, and for the quarter ended, September 30, 1998.

           (b) Reports on Form 8-K.

               None.


                                       16
771035.4

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 METROPOLIS REALTY TRUST, INC.


Dated:   November 16, 1998            By:  /s/ Lee S. Neibart
                                         --------------------------------------
                                          Name:   Lee S. Neibart
                                          Title:  President


Dated:   November 16, 1998            By:  /s/ Stuart Koenig
                                         --------------------------------------
                                          Name:   Stuart Koenig
                                          Title:  Vice President and Treasurer
                                                  (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit No.           Description
-----------           -----------

27.1                  Financial Data Schedule