Form 10-K
period 1998-12-31
METROPOLIS REALTY TRUST INC
filed 1999-04-01
CIK 1028198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                ------------------------------------------------


                                    FORM 10-K

               /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1998

                                       OR

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Transition Period from ______ to ______

                         Commission File Number 0-21849
                ------------------------------------------------


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

                                 Yes /X/ No / /

809954.6

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Of the Company's 12,970,646 shares of Common Stock outstanding, 9,330,410 shares are held by affiliates of the Registrant and 3,640,236 of the Company's shares are held by non-affiliates of the Registrant. The Common Stock is not listed on any exchange; the Company does not intend to list the Common Stock on any exchange in the near term; there is not currently a public market for the Common Stock; and there can be no assurance that an active trading market for the Common Stock will develop or be sustained.

As of March 29, 1999, there were 12,970,646 shares of the Registrant's Common Stock issued and outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:

        The Exhibits to the Company Registration Statement on Form 10, as
            amended, are hereby incorporated by reference in Item 14
                       of this Annual Report on Form 10-K.

809954.6


                                TABLE OF CONTENTS



PART I   ...................................................................................................1
         ITEM 1.   BUSINESS.................................................................................1
         ITEM 2.   PROPERTIES...............................................................................5
         ITEM 3.   LEGAL PROCEEDINGS.......................................................................11
         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.....................................11

PART II  ..................................................................................................12
         ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                    STOCKHOLDER MATTERS....................................................................12
         ITEM 6.   SELECTED FINANCIAL DATA.................................................................13
         ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS....................................................14
         ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................17
         ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................18
         ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE....................................................34

PART III...................................................................................................35
         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT......................................35
         ITEM 11.  EXECUTIVE COMPENSATION..................................................................37
         ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT............................................................................38
         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..........................................41
         ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                    ON FORM 8-K............................................................................44


               ---------------------------------------------------



             CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE SECURITIES LITIGATION REFORM ACT OF 1995

            WHEN USED IN THIS ANNUAL REPORT ON FORM 10-K, THE WORDS  "BELIEVES,"
"ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "BUSINESS -- QUALIFICATION AS A REIT." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF OR THEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. THE COMPANY'S ACTUAL RESULTS OR OUTCOMES MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED.

                                      iii

809954.6

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

809954.6
                                        1

              The following chart depicts the Company's indirect ownership of the Properties as described above. [GRAPHIC OMITTED]





809954.6
                                        2

              Business

              The Company's principal assets consist of its interests in the Partnerships through which it owns the 1290 Property and the 237 Property, as described below under "ITEM 2. -- PROPERTIES." The Company's principal business objective is to operate the Properties in a manner that will maximize the Properties' revenues and value and in turn maximize funds from operations and stockholder value. The Company may acquire additional properties in the future, although it has no present plans to do so. As further described under "MANAGEMENT OF THE COMPANY -- Asset Management Agreement" and " -- Management and Leasing Agreements," the Property Owning Partnerships have retained 970 Management, LLC (the "Asset Manager"), an affiliate of Victor Capital Group, L.P. ("VCG"), to serve as asset manager and Tishman Speyer Properties, L.P. (the "Property Manager/Leasing Agent"), to serve as property manager/leasing agent to manage the day-to-day operations of the Properties.

              Competition

              Numerous office building properties in New York City compete with the Properties in attracting tenants to lease space. Some of these competing properties are newer or better located than the Properties. The amount of space available in competitive commercial properties in the New York City area could have a material effect on the Property Owning Partnerships' ability to lease space in the Properties and on the rents charged. However, the 1290 Property is currently 98% leased, with leases aggregating approximately 19% of the total rentable square feet expiring over the next five years and the 237 Property is currently 99% leased, with leases aggregating approximately 21% of the total rentable square feet expiring over the next five years. See "Item 2 -- Properties."

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

              To obtain the favorable tax treatment accorded to a REIT under the Internal Revenue Code, the Company generally will be required each year to distribute to its stockholders at least 95% of its taxable income. The Company will be subject to income tax on any of its undistributed taxable income and net capital gains, and to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by it with respect to any

809954.6
                                        3
calendar  year are less than the sum of 85% of its  ordinary  income plus 95% of
its  capital  gain  net  income  for  the  calendar  year,   plus  100%  of  its
undistributed income from prior years.

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

              Any attempted acquisition (actual or constructive) of Common Stock by a person who, as a result of such acquisition, would violate certain of the limitations set forth in the Charter will cause the Common Stock

809954.6
                                        4
purportedly transferred to be automatically transferred to the trustee of a trust for the benefit of a charitable beneficiary and such shares will not be entitled to voting rights or rights to distributions and the transfer resulting in such violation may be deemed void ab initio. Violations of the ownership limitations may result in a repurchase by the Company of shares in excess of the Ownership Limit.

ITEM 2.       PROPERTIES

              The 1290 Property

              The 1290 Property Owning Partnership holds the fee title to the 1290 Property and all improvements thereon. The 1290 Property, completed in 1963, is a 43-story, first class commercial office building with approximately 1,963,000 rentable square feet of space. The building is centrally located in midtown Manhattan and is connected to the famed "Rockefeller Center" complex via an underground passageway.

                        The average occupancy rates for the 1290 Property for the years 1994 through 1998 were 94%, 78%, 90%, 97%, and 99%, respectively.

                        As of December 31, 1998, the 1290 Property was approximately 98% leased and there were leases and license agreements with 36 tenants and 4 licensees covering approximately 1,931,000 rentable square feet of space. For the year ended December 31, 1998, the annual average rent (including electricity and additional rent payable on account of operating expenses, porters wage, and real estate tax escalations) for office space leased in the building was approximately $40.89 per square foot. For the year ended December 31, 1998, approximately 73,000 square feet of space was under lease to retail tenants, at an average annual rent (including electricity and additional rent payable on account of operating expenses, porters wage and real estate tax escalations) of approximately $64.80 per rentable square foot. As of December 31, 1998, approximately 32,000 rentable square feet of office and storage space was available for rent.

              The building serves as the corporate headquarters of The Equitable Life Assurance Society of the United States ("Equitable"). In addition to Equitable, the building houses a variety of tenants, including financial institutions, entertainment companies and law firms.

              The following table summarizes certain information regarding the largest leases at the 1290 Property as of December 31, 1998:


                                                                             Annual Base           Gross Rent        Date(s) of
                                                          Leased square     Rent per square        per square           Lease
Tenant                            Nature of Business       footage(1)       foot leased(2)       foot leased(3)      Expiration
------                            ------------------       -------         ----------------      -----------         ----------
Equitable(4)                      Insurance/Financial
                                  Services                 567,963             $36.48(5)            $39.01(5)         12/31/11
Warner Communications, Inc.       Entertainment            273,803             $40.03(6)            $43.08(6)         6/30/12(7)
The Bank of New York              Financial Services       189,340             $36.41(8)            $37.64(8)         12/31/10(9)
EMI Entertainment World, Inc.     Entertainment            144,981             $38.56(10)           $42.49(10)         9/30/02
Deutsche Bank, AG                 Financial Services       120,741             $41.15(11)           $42.00(11)         2/14/14(12)
Other Office and Retail           Various                  693,612(13)         $40.34               $45.05             1999-2014
Tenants



(1) Leased square footage does not include approximately 19,800 square feet of storage and building space.


809954.6
                                        5

(2) Annual Base Rent means the amount contractually due (excluding adjustments related to recoveries from tenants for operating expenses, porters wage, real estate taxes, utilities or other items and rent concessions) for the year ended December 31, 1998. The Company believes that base rent is a conservative and appropriate measure for comparative purposes of commercial real estate rental revenue from office building properties that do not generate percentage rents based on sales.

(3) Gross Rent means Annual Base Rent plus recoveries from tenants for operating expenses, porters wage, real estate taxes, utilities and other items.

(4) As of December 31, 1998, Equitable was in possession of 488,675 rentable square feet. Approximately 79,288 rentable square feet of space previously occupied by another tenant, was delivered to Equitable on March 1, 1999. Equitable is entitled to a free rent period through December 1999 with respect to such space and to a credit against rent of up to approximately $256,000 as reimbursement for the cost of certain tenant improvements made by and paid for by Equitable with respect to such space.

(5) Does not include (i) 10,574 square feet leased in the basement at an Annual Base Rent of $20.00 per square foot and a Gross Rent of $21.00 per square foot, (ii) 203 square feet leased in the basement at an Annual Base Rent of $15.00 per square foot and a Gross Rent of $16.50 per square foot, and (iii) 2,864 square feet leased in the basement at an Annual Base Rent and a Gross Rent of $20.00 per square foot.

(6) A block of space consisting of 24,380 rentable square feet was delivered to Warner Communications, Inc. ("Warner") on September 15, 1998, with respect to which Warner is entitled to a free rent period through November 1999. Does not include 8,555 square feet of space leased in the basement at an Annual Base Rent of $20.00 per square foot and a Gross Rent of $22.25 per square foot.

(7) Leases with Warner expire February 28, 2000 (with respect to 28,056 square feet and 8,555 square feet in the basement); September 30, 2004 (with respect to 79,801 square feet); and June 30, 2012 (with respect to 157,391 square feet).

(8) Does not include 11,633 square feet of space leased in the basement at an Annual Base Rent and a Gross Rent of $43.33 per square foot.

(9) The Bank of New York lease expires April 30, 2003 (with respect to 31,402 square feet and 11,633 square feet in the basement); and December 31, 2010 (with respect to 146,305 square feet). The Bank of New York lease also provides that the Bank of New York has the option to terminate its lease with respect to 100,159 square feet on the third floor of the 1290 Property effective as of December 31, 2006 by giving the 1290 Property Owning Partnership notice on December 31, 2005 and by paying a fee of $1,000,000.

(10) Does not include (i) 720 square feet of space leased in the basement at an Annual Base Rent of $16.00 per square foot and a Gross Rent of $17.02 per square foot, (ii) an additional 1,533 square feet of space leased in the basement at an Annual Base Rent of $32.50 per square foot and a Gross Rent of $36.21 per square foot, and (iii) an additional 203 square feet in the basement at an Annual Base rent of $22.00 per square foot and a Gross Rent of $23.04 per square foot.

(11) Deutsche Bank is entitled to a free rent period through January 1999 with respect to 26,303 square feet and through February 1999 with respect to 74,077 square feet.

(12) The lease with Deutsche Bank expires on March 31, 1999 with respect to 20,361 square feet and on February 14, 2014 with respect to 100,380 square feet.

(13) Other Office and Retail Tenants includes 79,288 square feet of office space that was occupied by other tenants on December 31, 1998, which was delivered to Equitable on March 1, 1999 as disclosed in footnote
      (4).

809954.6
                                        6

              Expenditures  for capital  projects for the 1290  Property in 1998 aggregated approximately $2,044,000 and related primarily to (i) the continuation of the elevator modernization program; (ii) the continuation of the conversion of a refrigeration machine (in accordance with the 1992 Clean Air
Act); (iii) removal of asbestos in certain mechanical rooms; and (iv) replacement of the 17th floor roof setback. Anticipated expenditures for capital projects for the 1290 Property in 1999 are approximately $1,510,000 and relate primarily to: (i) the completion of the elevator modernization program; (ii) removal of asbestos in several mechanical rooms; and (iii) installation of a 200 ton cooling tower.

              An environmental report prepared for the Properties indicates that the 1290 Property contains asbestos or asbestos containing materials in several mechanical rooms and certain other locations. The remaining cost of removing the asbestos in accordance with the operations and maintenance plan for the 1290 Property is estimated to be approximately $190,000 and the removal is anticipated to be completed in 1999.

              The following table shows anticipated lease expirations on an aggregate basis for each calendar year from 1999 through and including 2008. Such chart assumes that there are no early terminations of leases and that leases expire without extension by existing tenants pursuant to lease options.


                                                                                                               Percentage of Total
                                                                                                               1290 Property Owning
                                                                 Rentable Square        Annual Base Rent        Partnership Annual
      Year of Lease                  Number of                   Feet Subject to         Represented by        Base Rent Represented
        Expiration                Leases Expiring                Expiring Leases         Expiring Leases        by Expiring Leases
       ------------               ---------------                ---------------        -----------------      -------------------

           1999                          3                           24,215           $     952,812                  1.38%
           2000                          4                           45,333           $   1,067,494                  2.13%
           2001                          3                            5,803           $     157,716                   .21%
           2002                          3                          238,802           $  10,217,340                 14.32%
           2003                          3                           47,003           $   2,039,799                  3.23%
           2004                          4                          253,347           $  12,099,120                 21.16%
           2005                          6                           51,345           $   2,647,308                  5.05%
           2006                          2                           91,042           $   3,811,656                  7.75%
           2007                          -                              -                     -                        -
           2008                          2                          113,015           $   6,158,100                 13.21%


              Annual real estate taxes assessed against the 1290 Property for the fiscal years ended June 30, 1999, 1998, 1997 and 1996 were $17,964,180,
$17,152,000,  $17,300,250  and  $19,023,178,  respectively,  which  amounts were calculated on assessed values of approximately $175,500,000, $168,750,000, $168,750,000 and $189,000,000, respectively. See -- "Tax Certiorari Proceedings and Tenant Reimbursement Claims."

              The 237 Property

              The 237 Property Owning Partnership holds the fee title to the 237 Property and all improvements thereon. The 237 Property is a 21-story, first class commercial office building with approximately 1,142,000 rentable square feet of space. The building was completed in 1981 as a comprehensive renovation of an existing structure and now features an interior layout of an open full atrium. The building, centrally located in midtown Manhattan, is situated off of one of New York City's prestigious thoroughfares and is within close proximity to Grand Central Station, a transportation hub.

              The average occupancy rates for the 237 Property for each of the years 1994 through 1998 were 98%, 98%, 98%, 98% and 99%.

              As of December 31, 1998, the 237 Property was approximately 99% leased and there were leases and license agreements with 17 tenants and 3 licensees covering approximately 1,126,000 rentable square feet of space.

809954.6

For the year ended December 31, 1998, the annual average rent (including additional rent on this space payable on account of operating expenses, porters wage and real estate tax escalations) for office space leased in the building was approximately $44.23 per square foot. For the year ended December 31, 1998, approximately 28,000 square feet of space was under lease to retail tenants, at an average annual rent (including additional rent on this space payable on account of operating expenses, porters wage and real estate tax escalations) of approximately $57.33 per rentable square foot. As of December 31, 1998, approximately 13,000 rentable square feet of retail space was available for rent.

              The following table summarizes certain information regarding the largest leases at the 237 Property as of December 31, 1998:

                                                                           Annual Base Rent       Gross Rent            Date(s) of
                                                        Leased Square      per square            per square               Lease
Tenant                         Nature of Business        Footage(1)        foot leased(2)       foot leased(3)         Expiration
------                         ------------------        ----------        --------------       --------------         ----------

J. Walter Thompson             Advertising                 456,132            $22.39            $32.88                   8/31/06
Company(4)

Swiss Reinsurance
Company, U.S. Branch
(and certain of its            Insurance/Financial
affiliates)(5)                 Services                    279,906            $36.09            $58.50                   8/31/01

E.M. Warburg Pincus &
Co., LLC(5)                    Financial Services          167,788            $47.33(6)         $53.52                  10/31/09

Champion International         Pulp and Paper
Corporation                    Industry                    110,800            $39.20            $44.96                   9/30/11

Other Office and Retail
Tenants                        Various                     108,862            $42.41            $43.40                 1999-2014

------------------------

(1) Leased square footage does not include approximately 2,100 square feet of storage space.

(2) Annual Base Rent means the amount contractually due (excluding adjustments related to recoveries from tenants for operating expenses, porters wage, real estate taxes or other items and rent concessions) for the year ended December 31, 1998. The Company believes that base rent is a conservative and appropriate measure for comparative purposes of commercial real estate rental revenue from office building properties that do not generate percentage rents based on sales.

(3) Gross Rent means Annual Base Rent plus recoveries from tenants for operating expenses, porters wage, real estate taxes and other items.

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

(5) Pursuant to an agreement with the Company, Swiss Reinsurance Company must vacate the entire 13th floor (55,907 square feet) on or before October 1, 1999. E.M. Warburg Pincus & Co., LLC ("Warburg Pincus") has entered into a lease and will take possession of such space through October 31, 2009.

(6) The lease agreement with Warburg Pincus provides that fixed rent shall be abated in full with respect to 77,238 rentable square feet for the months of September and October 1999.

              Expenditures for capital projects for the 237 Property in 1998 aggregated approximately $613,000 and related primarily to roof repairs and an upgrade of the condenser water system. Anticipated expenditures for capital projects for the 237 Property in 1999 are approximately $1,760,000 and relate primarily to an upgrade of the building's electrical capacity system.


809954.6
                                        8

              The following table sets forth anticipated lease expirations on an aggregate basis for each calendar year from 1999 through and including 2008. This chart assumes that there are no early terminations of leases and that leases expire without extension by existing tenants pursuant to lease options.



                                                                                           Percentage of Total
                                                                                           237 Property Owning
                                             Rentable Square       Annual Base Rent        Partnership Annual
                            Number of        Feet Subject           Represented            Base Rent Represented
      Year of Lease       Leases/Licenses     to Expiring           by Expiring            by Expiring
        Expiration          Expiring         Leases/Licenses       Leases/Licenses         Leases/Licenses
        ----------          --------         ---------------       ---------------         ---------------

           1999               1                  3,372              $      269,760                 .75%
           2000               1                  3,450              $      196,656                 .54%
           2001               2                225,839              $   10,867,028               32.86%
           2002               -                      -                          -                    -
           2003               1                  2,050              $      187,740                 .71%
           2004               2                  9,693              $      350,332                1.32%
           2005               -                      -                          -                    -
           2006               1                456,132              $   10,898,364               47.24%
           2007               1                    713              $      105,372                 .65%
           2008               1                  6,110              $      238,296                1.48%


              Annual real estate taxes assessed against the 237 Property for the fiscal  years  ended  June 30,  1999,  1998,  1997 and  1996  were  $10,140,242,
$9,826,626,   $9,835,307  and  $9,511,807,   respectively,  which  amounts  were
calculated on assessed values of approximately $109,594,500, $108,805,000, $110,250,000 and $108,450,000, respectively. See -- "Tax Certiorari Proceedings and Tenant Reimbursement Claims."

              Other Assets

              Tenant Notes Receivable

              The Company is the holder of a note (the "Robinson Silverman Note") issued by Robinson Silverman Pearce & Aronsohn ("Robinson Silverman"), dated April 1, 1989, in the face amount of $6,500,000 and a maturity date of September 1, 1999, which note was executed in connection with Robinson Silverman's lease at the 1290 Property. In 1991 and 1992, Robinson Silverman claimed certain concessions regarding the payment terms of such note. Although 1290 LLC was unable to locate any records evidencing an agreement to such concessions, Robinson Silverman has made payments reflecting such concessions and such payments were not rejected by 1290 LLC and have not been rejected by the 1290 Property Owning Partnership. Without the Company expressing any opinion with regard thereto, if such concessions were granted, the Robinson Silverman note would have an outstanding principal balance as of December 31, 1998 of $3,843,102, would bear interest at 7.5% per annum and would require level monthly payments of interest and principal of $75,000. If such concessions were not granted, then the Robinson Silverman Note would bear interest at 10% and, based on the monthly payments of $75,000 received from Robinson Silverman, the outstanding balance as of December 31, 1998 would be approximately $5,418,666.

              The Company is the holder of a note (the "Warburg Pincus Note," and together with the Robinson Silverman Note, the "Tenant Notes"), issued by Warburg Pincus, dated August 20, 1985, in the face amount of $4,354,758, which note was executed in connection with Warburg Pincus' lease at the 237 Property. The note is payable on October 31, 1999 and does not bear interest prior to its maturity.





809954.6
                                        9

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

              Tax Certiorari Proceedings and Tenant Reimbursement Claims

             2 Broadway Associates, L.P. ("2 Broadway LP") commenced tax certiorari proceedings against the City of New York for over-assessment of property taxes for the tax years ended June 30, 1988 through June 30, 1995 with respect to the 2 Broadway Property. The rights to the proceeds of the 2 Broadway Property tax certiorari proceedings were assigned to the Company pursuant to the Plan. The Company settled such proceedings with the City of New York on July 14, 1998 and received net proceeds of approximately $8,342,000, after reimbursements to tenants and $2,238,000 of fees and expenses incurred in connection with such proceedings. Such net proceeds were approximately $3,280,000 in excess of estimated net proceeds and are included in miscellaneous income in 1998. Tax certiorari proceedings have been commenced which remain outstanding against the City of New York, for over-assessment of property taxes for the tax years ending June 30, 1995 through June 30, 1998 with respect to the 237 Property and for the tax years ending June 30, 1991 through June 30, 1998 with respect to the 1290 Property. The Company has reflected real estate tax proceeds of $3,175,000 and the corresponding tenant reimbursements, fees and expenses of $2,800,000 related to the 1290 Property in the balance sheet as of December 31, 1998.

              Priority Utility Tax Claims

              Pursuant to the reorganization plan related to the 2 Broadway Property (the "2 Broadway Plan"), and an Assumption and Indemnification Agreement, dated as of the Effective Date (i) the Company assumed any and all remaining obligations of 1290 LLC and 2 Broadway LP in connection with any claims reserved pursuant to section 9.3 of the 2 Broadway Plan, and (ii) the Company received all amounts remaining in the 2 Broadway claims reserve. The obligations assumed, and amounts remaining in the 2 Broadway claims, related primarily to settlement of potential utility tax claims against 2 Broadway LP by the taxing authorities of the City and State of New York (the "2 Broadway Utility Tax Claims"). In December 1997, the Company entered into a resolution with the City of New York Department of Finance settling the 2 Broadway Utility Tax Claims with respect to New York City utility taxes for an aggregate of $236,000.

              The taxing authorities of the City and State of New York also filed claims in the Debtors bankruptcy cases alleging nonpayment of New York City and New York State utility taxes in respect of the 1290 and 237 Properties (the "Priority Utility Tax Claims"). Pursuant to the Plan, the Company has the exclusive right to compromise and settle such claims; provided, that in connection with any such compromise or settlement, the Company is required to indemnify the previous holders of equity interests in the Debtors (and their successors and assigns) from all claims which may be made by the City or State of New York in respect of utility taxes, interest and penalties related to the 1290 and 237 Properties unless such settlement includes a release of such holders from all such claims. At such time as the Priority Utility Tax Claims are disallowed or allowed (as determined by either a court of competent jurisdiction or by agreement between the Company and the relevant taxing authority), the

809954.6
                                       10

Company will pay any such allowed claims from cash held in the claims reserve and any amount held in the claims reserve in excess of the amount of such allowed claims will be retained by the Company. In December 1997, the Company entered into a resolution with the City of New York Department of Finance settling the Priority Utility Tax Claims with respect to New York City utility taxes for an aggregate of $34,000.

              As of December 31, 1998, $2,707,000 is being held in trust for the benefit of holders of Priority Utility Tax Claims and the 2 Broadway Utility Tax Claims pending determination of their entitlement thereto (the "Claims Reserve"). The Company believes that amounts in the Claims Reserve will be sufficient to pay in full all such claims. If any cash held in the Claims Reserve remains after all claims have been allowed or disallowed and distributions have been made in accordance with the Plan, such cash will be retained by the Company.

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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The Annual Meeting of Shareholders was held on December 1, 1998. At such meeting, the shareholders of the Company (i) elected Lee S. Neibart as a Class I Director of the Company and Bruce H. Spector and David Roberts as Class II Directors of the Company, each of their terms to expire in 2001, and (ii) ratified Deloitte & Touche LLP as the Company's independent auditors for the year ended December 31, 1998.

809954.6
                                       11

                                     PART II


ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

              The Common Stock is not listed on any exchange, the Company does not intend to list the Common Stock on any exchange in the near term, there is not currently a public market for the Common Stock and there can be no assurance that an active trading market for the Common Stock will develop or be sustained. As of March 12, 1999, there were approximately 108 holders of record of the Company's Common Stock.

              Distribution Policy

              On March 6, 1997, the Board of Directors adopted a distribution policy calling for regular quarterly distributions. The Board of Directors, in its sole discretion, determines the actual distribution rate based on a number of factors, including the amount of cash available for distribution, the Company's financial condition, capital expenditure requirements for the
Company's Properties, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as the Board of Directors deems relevant. The Company intends to make distributions to comply with the REIT distribution requirements. In order to maintain its qualification as a REIT, the Company must make annual distributions to stockholders of at least 95% of its taxable income (excluding capital gains). Since the Effective Date, the Company has made the following distributions:


                                                        Amount of Distribution
       Date of Distribution      Type of Distribution       (Per Share)
       --------------------      --------------------       -----------

       January 20, 1997               special                 $0.50

       April 15, 1997                 regular                 $0.25

       July 15, 1997                  regular                 $0.50

       October 15, 1997               regular                 $0.50
                                      special                 $0.50

       December 31, 1997              regular                 $0.50
                                      special                 $0.50

       March 17, 1998                 regular                 $0.50

       December 31, 1998              regular                 $0.50
                                      special                 $0.50



       On July 1, 1998 the Company suspended its regular quarterly dividend pending consideration of strategic alternatives to maximize stockholder value. On July 13, 1998 the Company announced the retention of Victor Capital Group, L.P. and Eastdil Realty Company, LLC to explore the sale of the Company or its two principal assets -- the 1290 Property and 237 Property.


809954.6
                                       12

            On November 16, 1998, the Company announced that after considering strategic alternatives in order to maximize stockholder value, it had postponed the marketing of the Company's properties. The Company also announced the reinstatement of its regular quarterly dividend of $.50 per share.

            On March 21, 1999 the Company announced its regular quarterly dividend of $0.50 per share, which is payable to the holders of record as of March 31, 1999 and which will be paid on April 15, 1999.


ITEM 6.       SELECTED FINANCIAL DATA

              The following table sets forth selected historical financial data.


                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (In thousands, except share amounts)


                                                                                                      Period
                                                                                                   October 10, 1996
                                                                                                   (commencement
                                                                                                   of operations) to
                                                                 Years Ended December 31,           December 31,
                                                                  1998            1997                  1996
                                                                  ----            ----                  ----

REVENUES
  Rental income                                                $134,754           $129,617             $28,141
  Miscellaneous income                                            4,889              1,190               1,965
   Interest income                                                3,293              3,676                 779
                                                              ---------           --------            --------
     Total revenues                                             142,936            134,483              30,885
                                                                =======            =======              ======

OPERATING EXPENSES
  Real Estate Taxes                                              27,733             26,813               6,208
  Operating and Maintenance                                       7,119              7,553               1,774
  Utilities                                                       6,674              6,870               1,195
  Payroll                                                         4,430              4,332               1,170
  Management Fees                                                 2,298              2,121                 426
  Professional Fees                                               3,451              2,055                 384
  General and Administrative                                        562              1,032                 204
                                                                -------             ------            --------
    Total Operating Expenses                                     52,267             50,776              11,361
                                                                 ======             ======              ======

OTHER ITEMS
  Interest Expense                                               33,615             34,048               7,484
  Depreciation and Amortization                                  16,651             15,532               3,457
                                                                 ------             ------              ------
    Total Other Expenses                                         50,266             49,580              10,941
                                                                 ------             ------              ------

NET INCOME                                                     $ 40,403           $ 34,127             $ 8,583
                                                               ========           ========             =======

Net Income Per Common Share:
Net Income                                                        $3.12              $2.63               $0.66
                                                                  -----              -----               -----
Weighted Average Common Shares Outstanding                   12,967,153         12,963,963          12,963,046
                                                             ----------         ----------          ----------

Net Income Per Common Share
(assuming dilution):

Net Income                                                        $3.11              $2.63               $0.66
                                                                  -----              -----               -----

Weighted Average Common Shares Outstanding
(assuming dilution):                                         12,993,666         12,988,963          12,990,046
                                                             ----------         ----------          ----------

Funds from Operations                                         $  54,839          $  47,422           $  11,541
                                                              ---------          ---------           ---------
Total Assets as of year end                                    $767,771           $757,932            $766,219
                                                               --------           --------            --------
Long-Term Debt as of year end                                  $410,625           $418,125            $420,000
                                                               --------           --------            --------
Cash Dividends Declared Per Common Share                         $1.50              $2.75                $0.50
                                                                 -----              -----                -----


809954.6
                                       13

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

              The 1290 Property is a 43-story Class A commercial office building with approximately 2 million rentable square feet of space. The building is centrally located in midtown Manhattan and is connected to the famed "Rockefeller Center" complex via an underground passageway. The 1290 Property serves as the corporate headquarters for The Equitable Life Assurance Society of the United States, and is currently 98% leased. Over the next five years, approximately 19% of the total rentable area of the building is subject to expiring leases.

              The 237 Property is a 21-story Class A commercial office building with approximately 1.1 million rentable square feet of space. The building, centrally located in midtown Manhattan, is situated off one of New York City's most prestigious thoroughfares and is within close proximity to Grand Central Station, a transportation hub. The 237 Property serves as the corporate headquarters for J. Walter Thompson Company, a major advertising agency, as well as Swiss Reinsurance Company ("Swiss Re"), an insurance/financial services organization, and is currently 99% leased. Over the next five years, approximately 21% of the total rentable area of the building is subject to expiring leases.

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

              On July 1, 1998 the Company suspended its regular quarterly dividend pending consideration of strategic alternatives to maximize stockholder value. On July 13, 1998 the Company announced the retention of Victor Capital Group, L.P. and Eastdil Realty Company, LLC to explore the sale of the Company or its two principal assets -- the 1290 Property and 237 Property.

              On November 16, 1998, the Company announced that after considering strategic alternatives in order to maximize stockholder value, it has postponed the marketing of the Company's properties. The Company also announced the reinstatement of its regular quarterly dividend of $.50 per share and that the Board of Directors had declared a dividend of $1.00 per share, consisting of a regular quarterly dividend of $.50 per share and a special dividend of $.50 per share, payable on December 31, 1998 to stockholders of record on December 18, 1998.

              As of December 31, 1998, 12,970,646 shares of common stock were issued and outstanding. The Common Stock of the Company is not listed on any exchange, and the Company does not intend to list the Common Stock on any exchange in the near term.


809954.6
                                       14

              The assets and results of operations of the Properties are reported in the consolidated financial statements of the Company using the consolidation method of accounting. In accordance with Rule 3-14 of Regulation S-X of the Securities and Exchange Commission, the financial information presented for the period January 1, 1996 to October 10, 1996 represents a Combined Statement of Revenues and Certain Expenses. This statement is not representative of the actual operations for such period, as certain expenses, which may not be comparable to the expenses expected to be incurred in the future operations of the Properties, have been excluded. As a result, the operating results of the Company for the years ended December 31, 1998 and 1997 and for the period October 10, 1996 to December 31, 1996 are not directly comparable with such prior period.

              Historical Consolidated Statement of Income, year ended December 31, 1998

              Base rental income increased by approximately $5,092,000 for the year ended December 31, 1998 as compared to the prior year. This increase of 4.5% is attributable to an overall increase in occupancy at the Properties. Miscellaneous income increased by approximately $3,699,000 for the year ended December 31, 1998 as compared to the prior year primarily as a result of receipt of net proceeds in excess of accrued amounts related to the settlement of tax certiorari proceedings with respect to 2 Broadway, a property previously owned by the Predecessors.

              Operating expenses for the year ended December 31, 1998 were $52,267,000, an increase of 2.9% from the year ended December 31, 1997. This increase is primarily attributable to professional fees and expenses incurred in connection with the settlement of tax certiorari proceedings related to 2 Broadway, totaling $2,238,000. Operating expenses as a percentage of base rental income and escalation income remained at 39%.

              Depreciation and amortization for the year ended December 31, 1998 was $16,651,000 as compared to $15,532,000 for the prior year. The increase of $1,119,000 is primarily the result of building and tenant improvements made subsequent to December 31, 1997.

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

              Liquidity and Capital Resources

              During 1998, the Company received cash flows of approximately $49,038,000 from operations of the Properties. The Company used this cash flow from operations to fund building and tenant improvements of approximately $15,903,000, principal payments of $7,500,000 on the Loan (as hereinafter defined) to the Property Owning Partnership, and leasing costs of approximately $5,790,000.

              At December 31, 1998, the Company had unrestricted cash on hand of approximately $25,357,000. At December 31, 1997, the Company had unrestricted cash on hand of approximately $24,627,000.


809954.6
                                       15

              On October 10, 1996, the Property Owning Partnerships borrowed $420,000,000 (the "Loan"), secured by the 1290 Property and the 237 Property. The Loan is cross-collateralized by the Properties and prohibits the Property Owning Partnerships from incurring any additional indebtedness. The Company may, however, be able to incur unsecured indebtedness, although it has no present plans to do so. The Company believes that cash on hand and existing cash flow from operations are sufficient to satisfy the Company's foreseeable cash requirements which consist primarily of property operating expenses, real estate taxes, capital expenditures, debt service on the Loan and distributions necessary to enable the Company to continue to qualify as a REIT. The Loan matures on October 10, 2001. If not repaid or refinanced prior to such date, the Property Owning Partnerships will be required to refinance the Loan on that date. There can be no assurance, however, that the Company will be able to refinance the Loan on that date or what the terms of any refinancing will be.

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

              Funds from Operations

              The Company generally considers Funds from Operations to be a useful measure of the operating performance of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds from Operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles ("GAAP") and does not necessarily indicate that cash flows will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Funds from Operations does not measure whether cash flow is sufficient to fund all of the Company's cash needs, including principal amortization, capital improvements and distributions to shareholders. Funds from operations also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Company's calculation of Funds from Operations. The Company adopted the National Association of Real Estate Investment Trusts ("NAREIT") definition of Funds from Operations in 1996 and has used it for all periods presented. Funds from Operations is calculated as net income (loss) computed in accordance with GAAP adjusted for depreciation expense attributable to real property,

809954.6
                                       16
amortization expense attributable to real property, amortization expense attributable to capitalized leasing costs, tenant allowances and improvements, gains and losses on sales of real estate investments and extraordinary and nonrecurring items.

              Funds from Operations for the years ended December 31, 1998 and 1997 and the period October 10, 1996 (commencement of operations) to December 31, 1996 is summarized in the following table (in thousands, except share data).


                                                                                                  Period October 10, 1996
                                                                                                     (commencement of
                                                                                                         operations)
                                                               Years ended December 31,              to December 31, 1996
                                                                                                    ---------------------
                                                                  1998             1997
                                                                  ----             ----
Net Income                                                     $    40,403        $  34,127               $   8,583
Add:
Depreciation attributable to real property and
amortization attributable to leasing costs                     $    14,436        $  13,295               $   2,958
                                                               -----------        ---------               ---------
Funds from Operations                                          $    54,839        $  47,422               $  11,541
                                                               ===========        =========               =========

Weighted average number of shares of                            12,993,666       12,988,963              12,990,046
Common Stock outstanding (assuming dilution) (1)                ==========       ==========              ==========


(1)      Includes 28,000, 25,000 and 27,000 shares of Common Stock issuable upon the exercise of outstanding options as of
         December 31, 1998, 1997 and 1996, respectively.


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



809954.6
                                       17

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          METROPOLIS REALTY TRUST, INC.
                          INDEX TO FINANCIAL STATEMENTS



                                                                                                                   Page

HISTORICAL FINANCIAL STATEMENTS

            Independent Auditors' Report..........................................................................  19

            Consolidated Balance Sheets as of December 31, 1998 and 1997..........................................  20

            Consolidated Statements of Income for the years ended December 31, 1998 and 1997 and the period October 10, 1996 (commencement of operations) to December 31, 1996....................  21

            Consolidated Statements of Stockholders' Equity for years ended December 31, 1998 and 1997 and the period October 10, 1996 (commencement of operations) to December 31, 1996....................  22

            Consolidated Statements of Cash Flows for years ended December 31, 1998 and 1997 and the period October 10, 1996 (commencement of operations) to December 31, 1996....................  23

            Notes to Consolidated Financial Statements............................................................  24

PURCHASED PROPERTIES

            Independent Auditors' Report..........................................................................  31

            Combined Statement of Revenues and Certain Expenses for the period
            January 1, 1996 to October 10, 1996...................................................................  32

            Notes to Combined Statement of Revenues
            and Certain Expenses..................................................................................  33


809954.6
                                       18

INDEPENDENT AUDITORS' REPORT

To the Stockholders of Metropolis Realty Trust, Inc.

We have audited the accompanying consolidated balance sheets of Metropolis Realty Trust, Inc. and Subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997 and the period October 10, 1996 (commencement of operations) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Metropolis Realty Trust, Inc. and Subsidiaries as of December 31, 1998 and 1997 and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997 and the period October 10, 1996 (commencement of operations) to December 31, 1996 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
New York, New York
January 29, 1999


809954.6
                                       19

METROPOLIS REALTY TRUST, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In Thousands, except share amounts)
------------------------------------------------------------------------------------------------------------------------------------


ASSETS
                                                                                                           December 31,
                                                                                                    1998                 1997
                                                                                                    ----                 ----
Rental property - net of accumulated depreciation of $30,172 and $16,165,                       $ 651,003           $ 649,107
   respectively
Cash and cash equivalents                                                                          25,357              24,627
Escrow deposits                                                                                     3,084               2,909
Tenant security deposits                                                                              644                 640
Due from tenants - net of doubtful accounts of $2,696 and $2,745, respectively                      4,088               3,005
Deferred financing costs - net of amortization of $4,863 and $2,678,                                6,062               8,247
   respectively
Real estate tax refunds                                                                             3,175              14,088
Notes receivable - net of unamortized discount of $187 and $420, respectively                       9,307               9,101
Deferred rent receivable                                                                           39,831              26,855
Prepaid real estate taxes                                                                          14,138              13,575
Deferred leasing costs, net of amortization of $538 and $110, respectively                         10,628               5,266
Other assets                                                                                          454                 512
                                                                                              -----------           ---------

TOTAL ASSETS                                                                                    $ 767,771           $ 757,932
                                                                                                =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
   Secured notes                                                                               $  410,625          $  418,125
   Accounts payable and accrued expenses                                                           11,927              16,968
   Tenants' security deposits and unearned revenue                                                  3,292               2,009
                                                                                             ------------        ------------

Total Liabilities                                                                                 425,844             437,102
                                                                                                  -------             -------

Subordinated Minority Interest                                                                     14,855              14,855
                                                                                                  -------             -------

Stockholders' Equity
   Preferred Stock - $10 par value, 10,000,000 shares authorized, none issued and outstanding
   Common Stock - $10 par value, 50,000,000 authorized
   (Class A - outstanding - 8,034,586 and 7,990,586 shares, respectively;
    Class B - outstanding - 4,936,060 and 4,936,060 shares, respectively;
    and Class C - outstanding - 0 and 40,000 shares, respectively)                                129,706             129,666
   Paid-in capital                                                                                175,844             175,736
   Retained earnings                                                                               21,522                 573
                                                                                                ---------           ---------

Total Stockholders' Equity                                                                        327,072             305,975
                                                                                                  -------             -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $ 767,771           $ 757,932
                                                                                                =========           =========

See notes to consolidated financial statements.


809954.6
                                       20



METROPOLIS REALTY TRUST, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In Thousands, except share amounts)
-----------------------------------------------------------------------------------------------------------------------------------



                                                                                                               October 10, 1996
                                                                                                               (commencement
                                                                                                               of operations) to
                                                                      Years ended December 31,                 December 31,
                                                                    1998                      1997                 1996
                                                                    ----                      ----                 ----
REVENUES:
       Base rental income                                         $119,275                  $114,183             $24,919
       Operating escalation income                                  15,479                    15,434                3,222
       Interest income                                               3,293                     3,676                  779
       Miscellaneous income                                          4,889                     1,190                1,965
                                                                 ---------                 ---------               ------
       Total revenues                                              142,936                   134,483               30,885
                                                                  --------                  --------               ------

OPERATING EXPENSES:
        Real estate taxes                                           27,733                    26,813                6,208
        Operating and maintenance                                    7,119                     7,553                1,774
        Utilities                                                    6,674                     6,870                1,195
        Payroll                                                      4,430                     4,332                1,170
        General and administrative                                     562                     1,032                  204
        Professional fees                                            3,451                     2,055                  384
        Management fees                                              2,298                     2,121                  426
                                                                    ------                   -------                  ---
        Total operating expenses                                    52,267                    50,776               11,361
                                                                    ------                    ------              -------

OTHER ITEMS:
        Interest expense                                            33,615                    34,048                7,484
        Depreciation and amortization                               16,651                    15,532                3,457
                                                                    ------                    ------               ------
        Total other items                                           50,266                    49,580               10,941
                                                                    ------                    ------               ------

NET INCOME                                                        $ 40,403                  $ 34,127              $ 8,583
                                                                  ========                  ========              =======

NET INCOME PER COMMON SHARE:
Net income                                                           $3.12                     $2.63                $0.66
                                                                     =====                     =====                =====
Weighted Average Common Shares Outstanding                      12,967,153                12,963,963           12,963,046
                                                                ==========                ==========           ==========

NET INCOME PER COMMON SHARE
(assuming dilution):
  Net income                                                         $3.11                     $2.63                $0.66
                                                                     =====                     =====                =====
  Weighted Average Common Shares Outstanding                    12,993,666                                     12,990,046
                                                                ==========                                     ==========
 (including 28,000, 25,000 and 27,000 shares of                                          12,988,963
  Common Stock issuable upon the exercise of outstanding                                 ==========
  options as of December 31, 1998, 1997 and 1996, respectively).

See notes to consolidated financial statements.


809954.6
                                       21

METROPOLIS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In Thousands)
------------------------------------------------------------------------------------------------------------------------------------



                                                                Common
                                                               Stock at                                                    Total
                                                                  Par            Paid-in            Retained          Stockholders'
                                                                 Value           Capital             Earnings             Equity
                                                            --------------- -------------------  ------------------   --------------

BALANCE, OCTOBER 10, 1996                                       $129,630       $175,615           $    --              $305,245
       Net income                                                 --              --                  8,583               8,583
       Dividends Declared                                         --              --                 (6,481)             (6,481)
                                                                --------       --------              -------            -------
BALANCE, DECEMBER 31, 1996                                       129,630        175,615               2,102             307,347
       Shares issued under Directors' Stock Plan                      36            121                --                   157
       Net income                                                  --              --                34,127              34,127
       Dividends Declared                                          --              --               (35,656)            (35,656)
                                                                --------        -------             --------            -------
BALANCE, DECEMBER 31, 1997                                       129,666        175,736                 573             305,975
       Shares issued under Directors' Stock Plan                      40            108                 --                  148
       Net income                                                 --               --                40,403              40,403
       Dividends Declared                                         --               --               (19,454)            (19,454)
                                                                --------        -------              -------            -------
BALANCE, DECEMBER 31, 1998                                      $129,706       $175,844           $  21,522            $327,072
                                                                ========        =======             ========           ========


See notes to consolidated financial statements.


809954.6
                                       22

METROPOLIS REALTY TRUST, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
--------------------------------------------------------------------------------

                                                                                                        October 10, 1996
                                                                                                        (Commencement of
                                                                                                         Operations) to
                                                                              Years Ended December 31,    December 31,
                                                                                1998           1997          1996
                                                                               ----           ----        --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $40,403       $34,127        $ 8,583
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                               16,651        15,532          3,457
    Issuance of shares of Common Stock                                             148           157             --
    Amortization of discount - notes receivable                                   (545)         (504)           (96)
    Change in:
        (Increase)/Decrease in escrow deposits                                    (175)       10,848          8,177
        (Increase)/Decrease in due from tenants                                 (1,084)          947            734
        (Increase) /Decrease in prepaid expenses and other assets                 (535)          199         (7,860)
        Decrease in real estate tax refunds                                     10,913            --             --
        Increase in deferred rent receivable                                   (12,976)      (20,279)        (6,576)
        Increase/(Decrease) in accounts payable and accrued expenses            (5,041)          547            (79)
        Increase/(Decrease) in unearned revenue                                  1,279           848         (5,125)
                                                                               -------       -------         ------
            Net cash provided by operating activities                           49,038        42,422          1,215
                                                                                ------        ------          -----

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to building and equipment                                           (15,903)       (6,559)        (2,405)
 Leasing costs                                                                  (5,790)       (5,206)          (182)
 Collections on notes receivable                                                   339           307             48
                                                                               -------      --------        -------
            Net cash used in investing activities                              (21,354)      (11,458)        (2,539)
                                                                               --------       ------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on Secured Notes                                                   (7,500)       (1,875)            --
    Dividends Paid                                                             (19,454)      (42,137)            --
                                                                               --------      -------        -------
            Net cash used in financing activities                              (26,954)      (44,012)            --
                                                                               -------       -------        -------

INCREASE/(DECREASE) IN CASH AND CASH                                               730       (13,048)        (1,324)
EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  24,627        37,675         38,999
                                                                               -------      --------         ------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $25,357       $24,627        $37,675
                                                                               =======       =======        =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
 Interest paid                                                                 $33,489       $33,905        $ 5,341
                                                                               =======       =======        =======
 Dividends declared                                                            $19,454       $35,656        $ 6,481
                                                                               =======       =======        =======

See notes to consolidated financial statements.


809954.6
                                       23

METROPOLIS REALTY TRUST, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997 AND THE
PERIOD OCTOBER 10, 1996 (COMMENCEMENT OF OPERATIONS) TO DECEMBER 31, 1996 (In Thousands except share amounts)
-------------------------------------------------------------------------------

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

      Certain 1996 amounts have been reclassified to conform with the 1997 and 1998 presentation.

      The presentation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet date. Actual results could differ from those estimates.

      Rental Property - Rental property is carried at cost, net of accumulated depreciation and amortization and, includes land, building, tenant improvements and building improvements. Land is valued at $134,518 as of December 31, 1998 and 1997 and building, tenant improvements and building improvements are carried at $546,658 and $530,754 as of December 31, 1998 and 1997, respectively. In accordance with SFAS No. 121, impairment of property is determined to exist when estimated amounts recoverable through future operations and sale of property on an undiscounted basis are below that property's carrying value. If a property is determined to be impaired, it must be written down to its estimated fair value. Fair value is defined as the amount for which the asset could be bought or sold in a current transaction, that is, other than a forced or liquidation sale.

      Cash and Cash Equivalents - Cash and cash equivalents includes investments purchased with an original maturity of three months or less.

809954.6
                                       24

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

      Escrow Deposits - Escrow deposits include reserves for certain claims made in conjunction with the Plan and escrow deposits for tenant improvements, insurance and real estate taxes and utility taxes.

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

2.    REAL ESTATE TAX REFUNDS

             2 Broadway Associates, L.P. ("2 Broadway LP") commenced tax certiorari proceedings against the City of New York for over-assessment of property taxes for the tax years ended June 30, 1988 through June 30, 1995 with respect to the 2 Broadway Property. The rights to the proceeds of the 2 Broadway Property tax certiorari proceedings were assigned to the Company pursuant to the Plan. The Company settled such proceedings with the City of New York on July 14, 1998 and received net proceeds of approximately $8,342 after reimbursements to tenants and $2,238 of fees and expenses incurred in connection with such proceedings. Such net proceeds were approximately $3,280 in excess of estimated net proceeds and are included in miscellaneous income in 1998. Tax certiorari proceedings have been commenced which remain outstanding against the City of New York, for over-assessment of property taxes for the tax years ending June 30, 1995 through June 30, 1998 with respect to the 237 Property and for the tax years ending June 30, 1991 through June 30, 1998 with respect to the 1290 Property. The Company has reflected real estate tax proceeds of $3,175 and the corresponding tenant reimbursements, fees and expenses of $2,800 related to the 1290 Property in the balance sheet as of December 31, 1998.

3.    NOTES RECEIVABLE

      Included in Notes Receivable are two tenant notes aggregating approximately $9,307 and $9,101 at December 31, 1998 and 1997, respectively. The first note, dated April 1, 1989 with a face amount of $6,500 and a maturity date of September 1, 1999, is carried at $5,232 as of December 31, 1998, based on certain payment terms net of unamortized discount. Such payment terms include a stated interest rate of 10%. In 1991 and 1992, the tenant claimed certain concessions regarding the payment terms of such note. Without the Company expressing an opinion with regard thereto, if such concessions were granted, the note would bear interest at 7.5% per annum and would require level monthly payments of interest and principal of $75. The second note, dated August 20, 1985, with a face value of $4,355, is carried at $4,075 as of December 31, 1998 net of unamortized discount. The second note does not bear interest and is payable on October 31, 1999.


809954.6
                                       25

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

5.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses include funded reserves held by the Company for utility tax claims, certain claims related to the Plan, tenant claims against real estate tax proceeds and property operating expenses payable.

6.    SUBORDINATED MINORITY INTEREST

      The Subordinated Minority Interest represents 4.95% of the net reorganization value of the Lower Tier Limited Partnership, reflecting the 99% limited partnership interest of JMB/NYC Office Building Associates, L.P. ("JMB LP") in the limited partnership (the "Upper Tier Limited Partnership") which owns a subordinated 5% limited partnership interest in the Lower Tier Limited Partnership (the "Subordinated Minority Interest"). Management believes, however, that no economic obligation exists to JMB LP as of December 31, 1998 and, that, pursuant to the distribution priorities set forth in the limited partnership agreement of the Lower Tier Limited Partnership (the "Lower Tier Partnership Agreement"), if the Company's Properties were sold, JMB LP would be entitled to receive approximately $450 in respect of the Subordinated Minority Interest. Pursuant to the Lower Tier Limited Partnership Agreement, JMB LP would be entitled to distributions only after the Company has received certain priority distributions as more fully described below. As of December 31, 1998, the Company, as general partner of the Lower Tier Limited Partnership, is entitled to receive $400,000 and a 12% cumulative compounded return (from October 10, 1996) on such amount from the Lower Tier Limited Partnership, before any distributions are made in respect of the Subordinated Minority Interest.

      The Upper Tier Limited Partnership has the right to require the Company to acquire the Subordinated Minority Interest at a price based upon a multiple of the net operating income of the Properties for the immediately preceding calendar year reduced by the debt encumbering the Properties and any priority distributions to which the Company is entitled as general partner of the Lower Tier Limited Partnership. As of December 31, 1998, no economic obligation exists based upon such formula.

809954.6
                                       26

      The Lower Tier Limited Partnership Agreement provides that the aggregate Available Cash (as defined in the Lower Tier Limited Partnership Agreement), from distributions from the Property Owning Partnerships will be distributed no less frequently than quarterly to the partners of the Lower Tier Limited Partnership as follows:

      (i) 100% to the Company, as general partner, until it has received, together with all prior distributions pursuant to this clause and clauses
      (i) and (iv) of the succeeding paragraph, aggregate distributions equal to a cumulative compounded return, commencing on October 10, 1996 (or with respect to capital contributions made after October 10, 1996, the date of such capital contributions), of 12% per annum on the sum of (x) $280,000,
      (y) any additional capital contributions made by the Company, as general partner, to the Lower Tier Limited Partnership ($20,000 as of December 31,
      1998), and (z) a $100,000 preference amount (the "Preference Amount") (the amounts in (x), (y) and (z), as reduced by distributions in respect of such amounts referred to herein as the "Adjusted GP Contribution");

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

809954.6
                                       27

      As of December 31, 1998, there were 12,970,646 shares of the Company's Common Stock issued and outstanding, 8,034,586 of which were Class A Common Stock and 4,936,060 of which were Class B Common Stock. On November 3, 1998, all of the issued and outstanding shares of Class C Common Stock were converted into Class A Common Stock. The Class A Common Stock and the Class B Common Stock have identical rights and privileges, and are treated as a single class, with respect to all matters (other than certain voting rights) including, without limitation, the payment of distributions and upon liquidation.

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

      On July 1, 1998 the Company suspended its regular quarterly dividend pending consideration of strategic alternatives to maximize stockholder value. On July 13, 1998 the Company announced the retention of Victor Capital Group, L.P. and Eastdil Realty Company, LLC to explore the sale of the Company or its two principal assets, the 1290 Property and 237 Property.

      On November 16, 1998, the Company announced that after considering strategic alternatives in order to maximize stockholder value, it has postponed the marketing of the Company's properties. The Company also announced the reinstatement of its regular quarterly dividend of $.50 per share and that the Board of Directors had declared a dividend of $1.00 per share, consisting of a regular quarterly dividend of $.50 per share and a special dividend of $.50 per share, payable on December 31, 1998 to stockholders of record on December 18, 1998.

809954.6
                                       28

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

      Pursuant to the Stock Plan, each Director received 400 shares of Common Stock in September 1997 in consideration for services rendered to the Company during the Company's first fiscal year of operations. The value of such shares was based upon the most recent price at which shares of the Company's Common Stock were traded prior to such grant of shares and is included as an operating expense. Each Director received an additional 400 shares of Common Stock at the 1998 annual meeting of the Company's stockholders and will receive shares at each subsequent annual meeting.

      In March 1998, a new director was granted 400 shares of Common Stock and options entitling him to purchase an aggregate of 3,000 shares of Common Stock at an exercise price of $42.50 per share. Such shares and options were issued in July 1998. Of such options, 1,000 were immediately exercisable, 1,000 became exercisable on October 10, 1998 and 1,000 become exercisable on October 10, 1999. Total outstanding options at December 31, 1998 aggregated 28,000, of which 27,000 were exercisable.

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

9.    RELATED PARTY TRANSACTIONS

      Asset  Management  - The  Company  has  entered  into an Asset  Management
      Agreement with a company ("Asset Manager") that is directly affiliated with two of Metropolis' shareholders. One of these shareholders is also a Director and Officer of the Company. The Asset Manager provides asset advisory, consultation and management services for the Company. Fees for such services are payable in arrears, on a monthly basis of $25. The Asset Management Agreement also provides for reimbursement for costs and expenses for contractors and professional fees, payable as incurred. Asset management fees incurred for the years ended December 31, 1998 and 1997 and the period October 10, 1996 to December 31, 1996 aggregated approximately $300, $300 and $74, respectively.

      Property Management - The Company has also entered into a Management and Leasing Agreement with a company ("Property Manager/Leasing Agent") that is an affiliate of a shareholder. The Property Manager/Leasing Agent is to manage and operate the property and provide all supervisory, management and leasing services. The Management and Leasing Agreement provides for a fee of 1.5% of Gross Revenues, payable monthly and reimbursement for overhead and all reasonable out-of-pocket expenses incurred. The Management and Leasing Agreement also provides for leasing commissions to be calculated on a sliding scale percentage basis of the lease's base rent. Fees under Management and Leasing Agreement for the years ended December 31, 1998 and 1997 and the period October 10, 1996 to December 31, 1996 aggregated approximately $3,451, $3,333 and $392, respectively.

      An affiliate of the Property Manager/Leasing Agent provides the cleaning services for the Properties. Fees paid for cleaning services for the years ended December 31, 1998 and 1997 and the period October 10, 1996 through December 31, 1996 totaled $4,248, $4,226 and $196, respectively.

809954.6
                                       29

      REIT Management - The Company has entered into a REIT Management Agreement with the Property Manager/Leasing Agent ("REIT Manager"). The REIT Manager is to perform certain accounting, administrative and monitoring services. The REIT Management Agreement provides for compensation to the REIT Manager of a monthly fee and reimbursement of documented out-of-pocket expenses. Fees incurred under the REIT Management Agreement for the years ended December 31, 1998 and 1997 aggregated $141 and $140. There were no fees paid under the REIT Management Agreement for the period October 10, 1996 to December 31, 1996.

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

      The fair value of the notes receivable has been estimated by discounting cash flows at the current rate at which similar instruments would be issued with similar credit ratings for the remaining term. Management believes the fair market value of the notes receivable approximates the carrying value at December 31,1998.

      The fair value of the Secured Notes has been estimated by discounting cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term. Management believes the fair market value of the Secured Notes approximates the carrying value at December 31, 1998.

      The  fair  value  estimates   presented  herein  are  based  on  pertinent
      information available to management as of December 31, 1998.

11. LEASES


      Minimum future rents (excluding escalation rentals) due to the Company under noncancellable leases as of December 31, 1998 are as follows:


                            1999                 $105,074
                            2000                  111,032
                            2001                  107,366
                            2002                   97,928
                            2003                   89,751
                            Thereafter            530,218
                                               ----------
                                               $1,041,369
                                               ==========


809954.6
                                       30

                          INDEPENDENT AUDITORS' REPORT


To the Stockholders of Metropolis Realty Trust, Inc.:


               We have audited the combined statement of revenues and certain expenses as described in Note 1 for the period January 1, 1996 to October 10, 1996. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audits.

               We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

               The accompanying combined statement of revenue and certain expenses was prepared in compliance with the rules and regulations of the Securities and Exchange Commission (for inclusion in the Annual Report on Form 10-K of Metropolis Realty Trust, Inc.) and as described in Note 1, is not intended to be a complete presentation of the Purchased Properties' revenue and expenses.

               In our opinion, the financial statement referred to above present fairly, in all material respects, the combined revenues and certain expenses as described in Note 1 for the period January 1, 1996 to October 10, 1996 in conformity with generally accepted accounting principles.



Deloitte & Touche LLP
New York, New York
December 5, 1996


809954.6
                                       31

                              PURCHASED PROPERTIES


               COMBINED STATEMENT OF REVENUES AND CERTAIN EXPENSES
                      Period January 1, to October 10, 1996
                                 (in thousands)





                                                            Period January 1,
                                                            to October 10, 1996
                                                            -------------------
REVENUES:
  Rental Income                                                   $90,993
  Interest Income                                                     410
                                                                   ------
    Total Revenues                                                 91,403

CERTAIN EXPENSES:
  Payroll and Benefits                                              3,258
  Operating and Maintenance                                         4,798
  Utilities                                                         5,288
  Management Fees                                                     528
  Real Estate Taxes                                                21,299
  General and Administrative                                         1991
                                                                   ======
   Total Certain Expenses                                          37,162
                                                                   ------

REVENUES IN EXCESS OF CERTAIN EXPENSES                            $54,241
                                                                 ========




See notes to Combined Statement of Revenues and Certain Expenses.

809954.6
                                       32

                              PURCHASED PROPERTIES


          NOTES TO COMBINED STATEMENT OF REVENUES AND CERTAIN EXPENSES
               For the period January 1, 1996 to October 10, 1996
                                 (in thousands)


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

               Basis of Presentation - The combined statement relates to the operations of the Properties (the "Purchased Properties"). The Purchased Properties have a combined net leaseable area of approximately 3,103,000 square feet. As of October 10, 1996, the Purchased Properties are encumbered with less debt and related interest; the asset base and related depreciation is significantly different; one of the Predecessor's equity holders has a remaining subordinated 5% indirect interest; and the properties are managed by an affiliated property manager with a different management structure. Accordingly, Management believes the combined statement is the most meaningful presentation as it presents the Purchased Properties' operations in a manner which excludes variables associated with the ownership and management of the Predecessors.

               Combined Statement of Revenue and Certain Expenses:
               ---------------------------------------------------

               The accompanying combined statement of revenue and certain expenses is presented in conformity with Rule 3-14 of Regulation S-X of the Securities and Exchange Commission. Accordingly, the statement is not representative of the actual operations for the period January 1, 1996 to October 10, 1996 as certain expenses which may not be comparable to the expenses expected to be incurred in the proposed future operations of the Purchased Properties have been excluded. Expenses excluded consist of interest, depreciation and amortization and other costs not directly related to the future operations of the Purchased Properties.

               Rental income is recognized on a straight line basis over the term of the related leases.


809954.6
                                       33

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                       None.

809954.6
                                       34

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company as of December 31, 1998 are as follows:


Name                                  Age         Position
----                                  ---         --------

William L. Mack.....................  59     Director and Chairman of the Board
Lee S. Neibart......................  48     Director and President
Bruce H. Spector....................  56     Director
John R.S. Jacobsson.................  30     Director and Secretary
John R. Klopp.......................  45     Director and Vice President
Russel S. Bernard...................  41     Director
Ralph F. Rosenberg..................  34     Director
David A. Strumwasser................  47     Director
David Roberts.......................  37     Director


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

               Bruce H. Spector is a partner of Apollo Real Estate Advisors, L.P., with which he has been associated since 1993 and has been responsible for advising on matters of reorganization strategy. From 1967 to 1992, Mr. Spector was a member of the law firm of Stutman, Treister and Glatt, spending a substantial amount of

809954.6
                                       35
that time as a senior partner and head of the firm's executive committee. Mr. Spector is a director of NextHealth, Inc., Telemundo Group, Inc., a national Spanish-language oriented television producer, United International Holding, Inc., a designer and owner of cable and telephone systems outside of North America, and Vail Resorts, Inc. Mr. Spector received a B.A. from the University of Southern California and a J.D. from the UCLA School of Law.

               John R.S. Jacobsson is a partner of Apollo Real Estate Advisors, L.P. with which he has been associated since 1993 and is responsible for investments. Prior to 1993, Mr. Jacobsson was associated with the acquisitions group of Trammell Crow Ventures, a real estate investment firm. Mr. Jacobsson is a director of Koger Equity, Inc. and Roland International Corporation. Mr. Jacobsson received a B.A. from Harvard College in 1990.

               John R. Klopp is a Trustee, the Chief Executive Officer and a Vice Chairman of Capital Trust, a specialty finance company focused on the commercial real estate industry. Mr. Klopp is a founder and has been a Managing Partner of Victor Capital Group L.P. (a subsidiary of Capital Trust) since 1989. From 1982 to 1989, Mr. Klopp was a Managing Director and co-head of Chemical Realty Corporation ("Chemical Realty"), the real estate investment banking affiliate of Chemical Bank. Prior to founding Chemical Realty, he held various positions in Chemical Bank's Real Estate Division and was responsible for originating, closing and monitoring portfolios of construction and interim loans. He received a B.A. from Tufts University in 1976 with a major in economics, and an M.B.A. in 1978 from the Wharton School at the University of Pennsylvania with a major in real estate and finance.

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

               Ralph F. Rosenberg has been a Managing Director in the Merchant Banking Division at Goldman Sachs & Co. ("Goldman Sachs"), since November 1998. Prior to that he was a Vice President in the Investment Banking Division at Goldman Sachs since 1994. Mr. Rosenberg joined the Real Estate Department of Goldman Sachs as an Associate in 1990, transferred to their Real Estate Principal Investment Area at its inception in 1992 and became a Vice-President in 1994. Mr. Rosenberg serves on the Whitehall Investment Committee and the Goldman Sachs Emerging Market Real Estate Investment Committee. Additionally, he serves on the Board of Directors of Cadillac Fairview Corp. and Rockefeller Center Properties. He received a B.A. from Brown University in 1986, and an M.B.A. from the Stanford Graduate School of Business in 1990.

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

809954.6
                                       36

               Pursuant to the Charter, until the occurrence of a Simplification Event (as hereinafter defined), the Company's nine-member Board of Directors is divided into five classes. The Class I Director, Lee S. Neibart, was elected by the holder of the Class B Common Stock; the Class II Directors consist of Bruce
H. Spector and David Roberts, both elected by the holders of the Class A Common Stock and Class B Common Stock; the Class III Directors consist of John Jacobsson, a director designated by the holder of the Class B Common Stock and David A. Strumwasser, a director designated by the holders of Class A Common Stock; the Class IV Directors consist of William L. Mack, a director designated by the holder of the Class B Common Stock and Ralph F. Rosenberg, a director designated by Whitehall Street Real Estate, Limited Partnership V (the "Whitehall"); and the Class V Directors consist of Russel S. Bernard, a director designated by Oaktree and John R. Klopp, a director designated by stockholders (other than Apollo, Whitehall and Oaktree).

               The initial terms of Class I and Class II directors of the Company expired in 1997 and 1998, respectively and the initial terms of the Class III, Class IV and Class V directors expire in 1999, 2000 and 2001, respectively. As the term of each class expires, directors in that class will be elected by the stockholders of the Company for a term of years which will expire in 2001, after which time all five classes of directors will be elected for one year terms. At the 1998 Annual Meeting, one Class I director and two Class II directors were elected to serve on the Board of Directors until the Annual Meeting of Stockholders in 2001 or until their successors are duly elected and qualify or until their earlier death, resignation or removal. Lee S. Neibart was duly elected to serve as the Class I director of the Company and Bruce H. Spector and David Roberts were each elected to serve as the Class II directors of the Company. The Charter provides that the Company will at all times have at least two directors that are not affiliated with Apollo, any Transferee (as defined in the Charter) or any other stockholder of more than 10% of the stock of the Company.

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


ITEM 11.       EXECUTIVE COMPENSATION

               The Company has no employees. The members of the Board of Directors will each receive as an annual retainer (i) $10,000 which will be paid in cash, and (ii) 400 shares of Common Stock to be issued under the Stock Plan. Such stock and cash will be paid to the current Board of Directors at the time of each annual meeting of directors. Directors will receive an additional payment of seven hundred and fifty dollars for each Board of Directors meeting attended. Upon election to the Board of Directors, each initial Director received options to purchase 3,000 shares of the Company's common stock which will vest over two years and are exercisable at $25.00 per share. In March 1998, a new director was granted 400 shares of Common Stock and options entitling him to purchase an aggregate of 3,000 shares of Common Stock at an exercise price of $42.50 per share. Of such options, 1,000 were immediately exercisable, 1,000 became exercisable on October 10, 1998 and 1,000 become exercisable on October 10, 1999. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT -- Description of the Company's Stock Plan."

               The Company has purchased a directors' and officers' liability insurance policy in the amount of $10,000,000.

               The Directors and officers of the Company, the Upper Tier GP Corp. and the GP Corps are identical. The officers of the Company will not receive any compensation from the Company, other than any

809954.6
                                       37
compensation they may receive as Directors. The Directors and officers of the Upper Tier GP Corp. and the GP Corps will not receive any compensation from the Upper Tier GP Corp. or the GP Corps.


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


               The information set forth in the following table is furnished as of March 5, 1999, with respect to any person (including, any "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) who is known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities, and as to those shares of the Company's equity securities beneficially owned by each of its Directors, its executive officers, and all of its executive officers and Directors as a group. As of December 31, 1998, there were 12,970,646 shares of Common Stock outstanding.

809954.6
                                       38

                                                                 Number of Shares       Percent of Common
                                                                 Beneficially Owned           Stock
                                                                 ------------------     ------------------

Principal Stockholders

Apollo Real Estate Investment Fund, L.P. (1)                          4,936,060               38.1%
The TCW Group, Inc.(2)                                                2,254,341               17.4%
Oaktree Capital Management, LLC (3)                                   1,913,263               13.6%
Whitehall Street Real Estate, Limited Partnership V (4)               1,122,821                8.7%
Angelo, Gordon & Co., L.P. (5)                                          818,739                6.3%
Intermarket Corp. (6)                                                   890,862                6.9%

Directors and Executive Officers

William L. Mack (7)                                                       3,800                  *
Lee S. Neibart (8)                                                        3,800                  *
John R.S. Jacobsson (9)                                                   2,800                  *
Bruce H. Spector (10)                                                     3,800                  *
John R. Klopp (11)                                                       23,800                  *
Russel S. Bernard (12)                                                    3,000                  *
Ralph F. Rosenberg (13)                                                   3,000                  *
David A. Strumwasser (14)                                                 3,800                  *
David Roberts (15)                                                        3,000                  *
                                                                         ------
Directors and Executive Officers as a group (9 persons) (16)             50,800                  *
                                                                         ======

----------------------

*         Less than 1%

(1) Held of record by Atwell & Co., c/o The Chase Manhattan Bank, N.A., 4 New York Plaza, New York, NY 10004. Apollo Real Estate Advisors, L.P. is the managing general partner of Apollo Real Estate Investment, L.P. ("AREIF"), and a joint reporting person with respect to beneficial ownership of these shares of Common Stock, pursuant to AREIF's
          Schedule 13G, filed with the Securities and Exchange Commission on February 13,1998.

(2) Includes 1,586,814 shares as to which voting and dispositive power is shared with Oaktree Capital Management, LLC ("Oaktree"), as an investment sub-adviser to TCW Asset Management Company for various limited partnerships, trusts and third party accounts for which TCW Asset Management Company acts as general partner or investment manager. According to the Schedule 13G filed with the Securities and Exchange Commission on February 12, 1998, Robert Day, Chairman and Chief Executive Officer of the TCW Group, Inc. ("TCW"), may be deemed to be a control person of TCW and certain other holders of the Company's Common Stock. Also includes 667,527 shares held by various limited partnerships, trusts and third party accounts for which TCW Special Credits acts as general partner or investment manager. The shares shown are held of record by (i) Taylor & Co., c/o Sanwa Bank California Trust Operations, 1977 Saturn Street, Montrerey Park, CA 91754 (1,848,248 shares), and (ii) Cede & Co., c/o Sanwa Bank California Trust Operations, 1977 Saturn Street, Montrerey Park, CA 91754 (406,093 shares). To the extent permitted by applicable law, The TCW Group, Inc. and Robert Day hereby disclaim beneficial ownership of such shares.

(3) Includes 1,586,814 shares as to which voting and dispositive power is shared with TCW Asset Management Company, which acts as general partner or investment manager for certain funds and accounts for which Oaktree acts as an investment sub-adviser. According to the Schedule 13G filed with the Securities and Exchange Commission on February 12, 1998, Robert Day, Chairman and Chief Executive Officer of TCW, may be deemed to be a control person of Oaktree and certain other holders of the Company's Common Stock. Also includes 284,839 shares held by two limited partnerships of which Oaktree is general partner and 41,210 shares held by a third party account for which Oaktree acts as investment manager. The 326,049 shares as to which Oaktree has sole voting and dispositive power are held of record by Cun & Co., c/o The Bank of New York, One Wall Street, New York, NY 10005. Also includes 400 shares held directly by Oaktree. To the extent permitted by applicable law, Oaktree hereby disclaims beneficial ownership of such shares.

(4) Held of record by WSB Realty LLC, (1,122,421 shares) and The Goldman Sachs Group, L.P. (400 shares) 85 Broad Street, New York, NY 10004. Pursuant to Schedule 13G/A, filed by The Goldman Sachs Group, L.P. with the Securities and Exchange Commission on February 17, 1999 these shares are reported as beneficially owned by: (i) Goldman, Sachs & Co.
          (ii) The Goldman Sachs Group, L.P., (iii) WSB Realty, L.L.C., (iv) Whitehall Street Real Estate Limited Partnership V and (v) WH Advisors, L.P. V.

(5) Angelo, Gordon & Co., L.P.'s address is 245 Park Avenue, New York, NY 10167. Pursuant to Schedule 13G, filed by Angelo, Gordon & Co., L.P. with the Securities and Exchange Commission on February 13, 1998 these shares are reported as beneficially owned by: (i) Angelo, Gordon & Co., L.P. ("Angelo, Gordon"), (ii) John M. Angelo, in his capacities as a general partner of AG Partners, L.P., the sole general partner of Angelo, Gordon, and the chief executive officer of Angelo, Gordon and
          (iii) Michael L. Gordon, in his capacities as the other general partner of AG Partners, L.P., the sole general partner of Angelo, Gordon, and the chief operating officer of Angelo, Gordon.

(6)       Intermarket Corp.'s address is 667 Madison Avenue, New York, NY 10021.

(7) Does not include shares owned by Apollo. Includes 800 shares of Common Stock and 3,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Mack under the Company's Stock Plan. Mr. Mack is the managing partner of Apollo Real Estate Advisors, L.P., the general partner of Apollo, and the President of its corporate general partner. Mr. Mack disclaims beneficial ownership of the shares of Common Stock owned by Apollo.


80995
                                       39

(8) Does not include shares owned by Apollo. Includes 800 shares of Common Stock and 3,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Neibart under the Company's Stock Plan. Mr. Neibart is a partner of Apollo Real Estate Advisors, L.P. Mr. Neibart disclaims beneficial ownership of the shares of Common Stock owned by Apollo.

(9) Does not include shares owned by Apollo, or 1,000 shares granted to Mr. Jacobsson pursuant to the Stock Plan that will not vest until October 10, 1999. Includes 800 shares of Common Stock and 2,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Jacobsson under the Company's Stock Plan. Mr. Jacobsson is a partner of Apollo Real Estate Advisors, L.P. Mr. Jacobsson disclaims beneficial ownership of the Common Stock owned by Apollo.

(10) Does not include shares owned by Apollo. Includes 800 shares of Common Stock and 3,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Spector under the Company's Stock Plan. Mr. Spector is a partner of Apollo Real Estate Advisors, L.P. Mr. Spector disclaims beneficial ownership of the shares of Common Stock owned by Apollo.

(11) Includes 20,800 shares of Common Stock and 3,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Klopp under the Company's Stock Plan.

(12) Does not include shares owned by funds and accounts managed by Oaktree. Includes 3,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Bernard under the Company's Stock Plan. Mr. Bernard is a principal of Oaktree. Mr. Bernard disclaims beneficial ownership of the shares of Common Stock owned by funds and accounts managed by Oaktree. Mr. Bernard is required to transfer to funds managed by Oaktree any shares of Common Stock he either receives directly under the Company's Stock Plan or purchases upon an exercise of options granted under the Company's Stock Plan.

(13) Does not include shares owned by Whitehall. Includes 3,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Rosenberg under the Company's Stock Plan. Mr. Rosenberg disclaims beneficial ownership of the shares of Common Stock owned by Whitehall. Mr. Rosenberg is a Vice President of Goldman, Sachs & Co. Pursuant to Mr. Rosenberg's employment arrangements with Goldman Sachs, Mr. Rosenberg is required to transfer to Goldman Sachs any shares of Common Stock he receives either directly under the Company's Stock Plan or purchases upon an exercise of options granted under the Company's Stock Plan.

(14) Does not include 311,591 shares held by various limited partnerships, trusts and third party accounts for which Whippoorwill Associates, Inc. has discretionary authority and acts as general partner or investment manager. Includes 800 shares of Common Stock and 3,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Strumwasser under the Company's Stock Plan. Mr. Strumwasser is a principal of and Managing Director and General Counsel of Whippoorwill Associates. Mr. Strumwasser disclaims beneficial ownership of the shares of Common Stock owned by discretionary accounts managed by Whippoorwill Associates as set forth above.

(15) Does not include shares owned by Angelo, Gordon. Includes 3,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Roberts under the Company's Stock Plan. Mr. Roberts is a Managing Director of Angelo, Gordon. Mr. Roberts disclaims beneficial ownership of the shares of Common Stock owned by Angelo, Gordon.

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

               The Board of Directors adopted the Stock Plan on the Effective Date. The purpose of the Stock Plan is to attract and retain qualified persons as Directors. Pursuant to the Stock Plan, the Board of Directors of the Company has the authority to issue to members of the Company's Board of Directors options to purchase, in the aggregate, 100,000 shares of Common Stock. Pursuant to the Plan and the Stock Plan, on the Effective Date, the initial members of the Company's Board of Directors were granted options entitling each director to purchase an aggregate of 3,000 shares of Common Stock at an exercise price of $25.00 per share. In March 1998, a new director was granted 400 shares of Common Stock and options entitling him to purchase an aggregate of 3,000 shares of Common Stock at an exercise price of $42.50 per share. Such shares and options were issued in July 1998. Of such options, 1,000 were immediately exercisable and 1,000 became exercisable on October 10, 1998 and 1,000 will become exercisable on October 10, 1999. Each Director who is elected or appointed after the Effective Date will be granted options to purchase 3,000 shares of Common Stock on the date of the meeting of the Company's stockholders at which such Director is first elected to the Board of Directors or the date of the Board of Directors meeting at which such Director is first appointed to the Board of Directors to fill a vacancy on the Board of Directors. Each holder of an option issued under the Stock Plan will be entitled to exercise the option to purchase one-third of

809954.6
                                       40
the shares of Common Stock covered by such option on the date of original issuance thereof, one-third on the first anniversary of such date and one-third on the second anniversary of such date, in each case, any time prior to the tenth anniversary of the date of grant.

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


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               Asset Manager

               The Company has retained 970 Management, LLC, an affiliate of Victor Capital Group, L.P., to serve as the Company's Asset Manager pursuant to an Asset Management Agreement, dated as of the Effective Date (the "Asset Management Agreement"). John R. Klopp, one of the Company's Directors and an officer and a stockholder of the Company, is a Managing Partner of VCG. Pursuant to the Asset Management Agreement, the Asset Manager will act as the Company's advisor and consultant with respect to the management of the Properties and the Company's interests in the Property Owning Partnerships and Lower Tier Limited Partnership.

                The Asset Management Agreement has a term of one year, which term will be automatically extended for consecutive one year periods thereafter unless the Company or the Asset Manager notify the other at least 30 days before the then current term would otherwise terminate, of its election not to extend the term.

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

               The Company will pay the Asset Manager a fee (the "Asset Management Fee") in an amount equal to $25,000 per month. Asset management fees incurred for the years ended December 31, 1998 and 1997 and the period October 10, 1996 to December 31, 1996 aggregated approximately $300,000, $300,000 and $74,000, respectively. In addition to the payment of the Asset Management Fee, the Company will reimburse the Asset Manager for certain expenses. If the Company sells or disposes of one but not both of the Properties, the Company and the Asset Manager will review whether an adjustment to the Asset Management Fee is appropriate. If the Company believes that the Asset Management Fee should be reduced and the parties are unable in good faith to agree upon a reduced fee, the Asset Management Agreement will be terminable by either party upon 90 days' notice to the other.


809954.6
                                       41

               Management and Leasing Agreements

               Each of the Property Owning Partnerships entered into a Management and Leasing Agreement, dated as of the Effective Date (the "Property Management Agreements") with the Property Manager/Leasing Agent. Nyprop, LLC, a stockholder of the Company, is an affiliate of the Property Manager/Leasing Agent. Pursuant to the Property Management Agreements, the Property Manager/Leasing Agent will perform all supervisory, management and leasing services and functions reasonably necessary or incidental to the leasing, management and operations of the Properties. Fees under the Property Management Agreements for the years ended December 31, 1998 and 1997 and the period October 10, 1996 to December 31, 1996 aggregated approximately $3,451,000, $3,333,000 and $392,000, respectively.

               An affiliate of the Property Manager/Leasing Agent provides the cleaning services for the Properties. Fees paid for cleaning services for the years ended December 31, 1998 and 1997 and the period October 10, 1996 through December 31, 1996 totaled $4,248,000, $4,226,000 and $196,000, respectively.

               The Property Management Agreements have an initial term of two years, which term will be automatically extended for additional consecutive 90 day terms until such time as a Property Owning Partnership notifies the Property Manager/Leasing Agent in writing, at least 30 days before the then current term would otherwise terminate, of its election not to extend the term of a Property Management Agreement.

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

               The Company has entered into a REIT Management Agreement with the Property Manager/Leasing Agent ("REIT Manager"). The REIT Manager is to perform certain accounting, administrative and monitoring

809954.6
                                       42
services. The REIT Management Agreement provides for compensation to the REIT Manager of monthly fees aggregating approximately $125,000 per annum, a one-time fee of $15,000, and reimbursement of documented out-of-pocket expenses. Fees incurred under the REIT Management Agreement for the years ended December 31, 1998 and 1997 aggregated $141,000 and $140,000. There were no fees paid under the REIT Management Agreement for the period October 10, 1996 to December 31, 1996.



809954.6
                                       43

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.


(a)(1)        Financial Statements are included in response to Item 8 hereof.

(a)(2) Financial Statement Schedules have been omitted because they are inapplicable, not required, or the information is included in the financial statements or notes thereto.

(a)(3)        Exhibits

2.1 Second Amended Joint Plan of Reorganization of 237 Park Avenue Associates, L.L.C. and 1290 Associates, L.L.C.(*)

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

10.13 Modification of Operating Agreement of 237 Park Avenue Associates, L.L.C., dated as of October 10, 1996.*

--------

(*) Incorporated by reference to the Registrant's Registration Statement on Form 10 (File No. 0-21849) and any amendments thereto.

809954.6
                                       44

10.14         Noteholders   Contribution  and  Participation  Agreement  between
              Metropolis Realty Trust, Inc. and Bankers Trust Company, dated as of October 10, 1996.*

10.15 Debt Contribution Agreement, dated as of October 10, 1996, among Metropolis Realty Trust, Inc., 237/1290 Lower Tier Associates, L.P., 237 Park Partners, L.P., and 1290 Partners, L.P.(*)

10.16 Debt Assumption, Release and Security Agreement (237 Excess amount) dated October 10, 1996.*

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

10.30 Cash and Collateral Account Security, Pledge and Assignment Agreement among 1290 Partners, L.P., 237 Park Partners, L.P., and The Chase Manhattan Bank, dated as of October 10, 1996.*

--------
(*) Incorporated by reference to the Registrant's Registration Statement on Form 10 (File No. 0-21849) and any amendments thereto.

809954.6
                                       45

10.31         Management and Leasing Agreement  between 237 Park Partners,  L.P.
              and Tishman Speyer Properties, L.P.*

10.32 Management and Leasing Agreement between 1290 Partners, L.P. and Tishman Speyer Properties, L.P.*

10.33         Asset Management  Agreement between  Metropolis Realty Trust, Inc.
              and 970 Management, L.L.C., dated as of October 10, 1996.(*)

27.1          Financial  Data  Schedule as of, and for the year ended,  December
              31, 1997.

(b)           Reports on Form 8-K.
              No Current Reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

(c)           Exhibits.
              Refer to paragraph (a)(3) under this Item 14.

(d)           Not applicable.



--------
(*) Incorporated by reference to the Registrant's Registration Statement on Form 10 (File No. 0-21849) and any amendments thereto.

809954.6
                                       46

                                   SIGNATURES


               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         METROPOLIS REALTY TRUST, INC.


                                         By:    /s/  Lee S. Neibart
                                                ----------------------
                                         Name:  Lee S. Neibart
                                         Title: President and Director


                                          By:   /s/ Stuart Koenig
                                                ----------------------
                                          Name:  Stuart Koenig
                                          Title:   Principal Financial Officer


Date:  March 31, 1999


               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            Signature                            Title                            Date
            ---------                            -----                            ----



/s/   Lee S. Neibart                       President and Director               March 31, 1999
--------------------------------
Lee S. Neibart



/s/ William L. Mack                        Chairman of the Board and            March 31, 1999
--------------------------------                   Director
William L. Mack



/s/  John R.S. Jacobsson                       Secretary and Director           March 31, 1999
--------------------------------
John R. S. Jacobsson



/s/ John R. Klopp                           Vice President and Director         March 31, 1999
--------------------------------
John R. Klopp



                                                      Director                  March __, 1999
--------------------------------
Bruce H. Spector



                                          S-1
809954.6



        Signature                                      Title                          Date
        ---------                                      -----                          ----



/s/  Russel S. Bernard                                Director                   March 31, 1999
--------------------------------
Russel S. Bernard




                                                      Director                   March __, 1999
--------------------------------
Ralph F. Rosenberg



                                                      Director                   March __, 1999
--------------------------------
David A. Strumwasser


/s/ David Roberts                                     Director                   March 31, 1999
--------------------------------
David Roberts


                                       S-2
809954.6