Form 10-Q
period 1999-03-31
METROPOLIS REALTY TRUST INC
filed 1999-05-14
CIK 1028198

--------------------------------------------------------------------------------

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

    (Mark One)
      [X] QUARTERLY  REPORT PURSUANT  TO SECTION 13 OR 15(d) OF  THE
                         SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended  March 31, 1999
                                       .........................................
                                       OR

     [  ]   TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
      For the transition period from             to
                                     ...........................................
     Commission file number 0-21849
                            ....................................................

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


832574.2

As of April 30, 1999, there were issued and outstanding 8,034,586 shares of the Company's Class A Common Stock, par value $10.00 per share and 4,936,060 shares of the Company's Class B Common Stock, par value $10.00 per share.

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




                                       ii
832574.2

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

      Consolidated Balance Sheets as of March 31, 1999 (unaudited) and
      December 31, 1998 (audited)                                                                                 1

      Consolidated Statements of Income for the quarters ended March 31, 1999 and 1998 (unaudited)                2

      Consolidated Statements of Cash Flows for the quarters ended March 31, 1999 and 1998 (unaudited)            3

      Notes to Consolidated Financial Statements (unaudited)                                                       4

ITEM 2.         Management's Discussion and Analysis of Financial Condition and                                   10
                Results of Operations

ITEM 3.         Quantitative and Qualitative Disclosure About Market Risk                                         13


PART II--OTHER INFORMATION

ITEM 1.         Legal Proceedings                                                                                 14

ITEM 2.         Changes in Securities                                                                             14

ITEM 3.         Defaults Upon Senior Securities                                                                   14

ITEM 4.         Submission of Matters to a Vote of Security Holders                                               14

ITEM 5.         Other Information                                                                                 14

ITEM 6.         Exhibits and Reports on Form 8-K                                                                  14


SIGNATURES                                                                                                       S-1


                                       iii
832574.2

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

METROPOLIS REALTY TRUST, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
--------------------------------------------------------------------------------


                                                              March 31, 1999      December 31, 1998
                                                                 (Unaudited)           (Audited)
                                                              --------------      -----------------
ASSETS
Rental property - net of accumulated depreciation of                $647,966          $651,003
      $33,833 and $30,172, respectively
Cash and cash equivalents                                             34,172            25,357
Escrow deposits                                                       10,297             3,084
Tenants' security deposits                                               577               644
Due from tenants - net of allowance for doubtful accounts              3,233             4,088
      of $2,696 and $2,696, respectively
Deferred financing costs - net of amortization of                      5,515             6,062
      $5,410 and $4,863, respectively
Real estate tax refunds                                                3,175             3,175
Notes receivable - net of unamortized discount of                      9,360             9,307
      $126 and $187, respectively
Deferred rent receivable                                              41,638            39,831
Prepaid real estate taxes                                              7,069            14,138
Deferred leasing costs, net of accumulated amortization of            11,502            10,628
      $664 and $538, respectively
Other assets                                                             254               454
                                                                       -----          --------

TOTAL ASSETS                                                        $774,758          $767,771
                                                                    ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Secured notes                                                       $408,750          $410,625
Accounts payable and accrued expenses                                 12,458            11,927
Dividends Payable                                                      6,485                 0
Tenants' security deposits and unearned revenue                        2,850             3,292
                                                                       -----             -----

Total Liabilities                                                    430,543           425,844
                                                                     -------           -------

Subordinated Minority Interest                                        14,855            14,855
                                                                    --------          --------

Stockholders' Equity
Common Stock - $10 par value
      (Class A - outstanding - 8,034,586 and 8,034,586
         shares, respectively
       Class B - outstanding - 4,936,060 and 4,936,060
         shares, respectively)                                       129,706           129,706
Paid-in capital                                                      175,844           175,844
Retained earnings                                                     23,810            21,522
                                                                    --------          --------

Total Stockholders' Equity                                           329,360           327,072
                                                                     -------           -------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                              $774,758          $767,771
                                                                    ========          ========

See notes to consolidated financial statements.


                                       1
832574.2

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share amounts)
--------------------------------------------------------------------------------



                                                                Quarter Ended March 31,
                                                                  1999            1998
                                                                  ----            ----
REVENUES:
Base rental income                                             $28,872         $29,400
Escalation income                                                3,505           3,431
Miscellaneous income                                               436             483
Interest income                                                    800             641
                                                            ----------      ----------
Total revenues                                                  33,613          33,955
                                                              --------        --------

OPERATING EXPENSES:
Real estate taxes                                                7,074           6,792
Operating and maintenance                                        1,628           1,929
Utilities                                                        1,538           1,330
Payroll                                                          1,103           1,128
General and administrative                                         306             411
Management fees                                                    579             588
                                                            ----------      ----------
Total operating expenses                                        12,228          12,178
                                                              --------        --------

OTHER ITEMS:
Interest expense                                                (8,196)         (8,346)
Depreciation and amortization                                   (4,417)         (4,075)
                                                            ----------      ----------
Total other items                                              (12,613)        (12,421)
                                                             ---------       ---------

NET INCOME                                                      $8,772          $9,356
                                                                ======          ======


NET INCOME PER COMMON SHARE:

Net Income                                                       $0.68           $0.72
                                                                 =====           =====
Weighted Average Common Shares Outstanding                  12,970,646      12,966,646
                                                            ==========      ==========

NET INCOME PER COMMON SHARE (assuming
dilution):

Net Income                                                       $0.68           $0.72
                                                                 =====           =====
Weighted Average Common Shares Outstanding                  12,998,646      12,991,646
(including 28,000 and 25,000 shares of Common Stock         ==========      ==========
issuable upon the exercise of outstanding options as of
March 31, 1999 and 1998, respectively)


See notes to consolidated financial statements.




                                       2
832574.2

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
--------------------------------------------------------------------------------

                                                                      Quarter Ended March 31,
                                                                          1999        1998
                                                                          ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $8,772      $9,356
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                        4,417       4,075
    Amortization of discount - notes receivable                           (143)       (132)
    Change in:
       Increase in escrow deposits                                      (7,213)     (7,408)
       (Increase)/Decrease in due from tenants                             855        (330)
       Decrease in prepaid expenses and other assets                     7,188       6,902
       Increase in deferred rent receivable                             (1,807)     (2,381)
       Increase/(Decrease) in accounts payable and accrued expenses        531      (2,410)
       (Decrease)/Increase in unearned revenue                            (376)        795
                                                                    ----------  ----------
          Net cash provided by operating activities                     12,224       8,467
                                                                     ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to building and equipment                                      (624)     (2,570)
 Additions to leasing costs                                             (1,000)       (122)
 Collections on notes receivable                                            90          82
                                                                   ----------- -----------
          Net cash used in investing activities                         (1,534)     (2,610)
                                                                     ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on secured notes                                               (1,875)     (1,875)
Dividends paid                                                              --          --
                                                                   -----------    --------
          Net cash used in financing activities                         (1,875)     (1,875)
                                                                    ----------  ----------

INCREASE IN CASH AND CASH EQUIVALENTS                                    8,815       3,982

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          25,357      24,627
                                                                      --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                               $34,172     $28,609
                                                                       =======     =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
 Interest paid during period                                            $8,278      $8,429
                                                                        ======      ======
 Dividends declared                                                     $6,485      $6,483
                                                                        ======      ======


See notes to consolidated financial statements.


                                       3
832574.2

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

       Rental Property - Rental property is carried at cost, net of accumulated depreciation and amortization, and includes land, building, tenant improvements and building improvements. Land is valued at $134,518 as of March 31, 1999 and 1998 and building, tenant improvements and building improvements are carried at $547,282 and $534,649 as of March 31, 1999 and 1998, respectively. In accordance with SFAS No. 121, impairment of property is determined to exist when estimated amounts recoverable through future operations and sale of property on an undiscounted basis are below that property's carrying value. If a property is determined to be impaired, it must be written down to its estimated fair value. Fair value is defined as the amount for which the asset could be bought or sold in a current transaction, that is, other than a forced or liquidation sale.

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

       Escrow Deposits - Escrow deposits include reserves for certain claims made in conjunction with the Plan and escrow deposits for tenant improvements, insurance, real estate taxes and utility taxes.



                                       4
832574.2

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

       Organization Costs - In 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities." This SOP provides guidance on the financial reporting of start-up and organizational costs. Specifically, it requires costs of start-up activities and organization costs to be expensed as incurred and is effective for financial statements for fiscal years beginning after December 15, 1998. Beginning in 1999, the Company's financial statements reflect the application of this SOP.


2.     REAL ESTATE TAX REFUNDS

       Real estate tax refunds represent real estate tax proceeds expected to be recovered by the Company as a result of real estate tax certiorari proceedings commenced by the Predecessors, net of any fees and expenses incurred to collect such proceeds.

       The Company has reflected real estate tax proceeds of $3,175 and the corresponding tenant reimbursements, fees and expenses of $2,800 related to the 1290 Property in the balance sheet as of March 31, 1999.


3.     NOTES RECEIVABLE

       Included in Notes Receivable is the estimated fair value of two tenant notes aggregating approximately $9,360 and $9,152 as of March 31, 1999 and 1998, respectively. The first note, dated April 1, 1989 with a face amount of $6,500 and a maturity date of September 1, 1999, is carried at $5,203 as of March 31, 1999, based on certain payment terms net of unamortized discount. Such payment terms include a stated interest rate of 10%. In 1991 and 1992, the tenant claimed certain concessions regarding the payment terms of such note. Without the Company expressing an opinion with regard thereto, if such concessions were granted, the note would bear interest at 7.5% per annum and would require level monthly payments of interest and principal of $75. The second note, dated August 20, 1985, with a face value of $4,355, is carried at $4,157 as of March 31, 1999, net of unamortized discount. The second note does not bear interest and is payable on October 31, 1999.


4.     SECURED NOTES

       Secured Notes consist of promissory notes ("Loan") issued by the Property Owning Partnerships in the original principal amount of $420,000 pursuant to a Credit Agreement ("Agreement") among the Property Owning Partnerships, the lenders as signatories thereto in the Agreement and the lead lender. Of the aggregate original principal amount of the loan, $250,000 of the Loan is allocated to the 1290 Property and $170,000 is allocated to the 237 Property. The Loan is cross-collateralized by the Properties. The Loan will terminate on October 10, 2001 unless sooner terminated by the occurrence of an Event of Default as defined in the Agreement. The Loan required the Property Owning Partnerships to make interest only payments through October 7, 1997 and principal payments of $1,875 and $7,500 in 1997 and 1998 respectively. Principal payments of $8,125, $11,250 and $11,250 are required to be made in each of 1999, 2000 and 2001, respectively. Scheduled principal payments have been made each month since October 7, 1997. If any such scheduled principal payments would cause the Company to fail to comply with any income test requirements necessary for the Company to maintain its status as a REIT, then the Property Owning Partnerships may, in lieu of such principal payment, post an irrevocable letter of credit in the amount of such payment. The Property Owning Partnerships have entered into lock box agreements for the collection of rents and have established escrow accounts for real estate taxes and insurance.



                                       5
832574.2

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


6.     SUBORDINATED MINORITY INTEREST

       The Subordinated Minority Interest represents 4.95% of the net reorganization value of the Lower Tier Limited Partnership, reflecting the 99% limited partnership interest of JMB/NYC Office Building Associates, L.P. ("JMB LP") in the limited partnership (the "Upper Tier Limited Partnership") which owns a subordinated 5% limited partnership interest in the Lower Tier Limited Partnership (the "Subordinated Minority Interest"). Management believes, however, that no economic obligation exists to JMB LP as of March 31, 1999 and, that, pursuant to the distribution priorities set forth in the limited partnership agreement of the Lower Tier Limited Partnership (the "Lower Tier Limited Partnership Agreement"), unless the Company's Properties were sold for an amount significantly in excess of the net reorganization value, JMB LP would only be entitled to receive approximately $450 in respect of the Subordinated Minority Interest. Pursuant to the Lower Tier Limited Partnership Agreement, JMB LP would be entitled to distributions only after the Company has received certain priority distributions as more fully described below. As of March 31, 1999 the Company, as general partner of the Lower Tier Limited Partnership, is entitled to receive $400,000 and a 12% cumulative compounded return (from October 10, 1996) on such amount (net of distributions) from the Lower Tier Limited
       Partnership, before any distributions are made in respect of the Subordinated Minority Interest.

       The Upper Tier Limited Partnership has the right to require the Company to acquire the Subordinated Minority Interest at a price based upon a multiple of the net operating income of the Properties for the immediately preceding calendar year reduced by the debt encumbering the Properties and any priority distributions to which the Company is entitled as general partner of the Lower Tier Limited Partnership. As of March 31, 1999, no significant economic obligation exists based upon such formula.

       The Lower Tier Limited Partnership Agreement provides that the aggregate Available Cash (as defined in the Lower Tier Limited Partnership Agreement), from distributions from the Property Owning Partnerships will be distributed no less frequently than quarterly to the partners of the Lower Tier Limited Partnership as follows:

             (i) 100% to the Company, as general partner, until it has received, together with all prior distributions pursuant to this clause and clauses (i) and (iv) of the succeeding paragraph, aggregate distributions equal to a cumulative compounded return, commencing on October 10, 1996 (or with respect to capital contributions made after October 10, 1996, the date of such capital contributions), of 12% per annum on the sum of (x) $280,000, (y) any additional capital contributions made by the Company, as general partner, to the Lower Tier Limited Partnership ($20,000 as of March 31, 1999), and (z) a $100,000 preference amount (the "Preference Amount") (the amounts in (x), (y) and (z), as reduced by distributions in respect of such amounts, referred to herein as the "Adjusted GP Contribution");

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


                                       6
832574.2

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

7.     STOCKHOLDERS' EQUITY

       The Company has the authority to issue 50,000,000 shares of common stock, par value $10 per share (the "Common Stock"), and 10,000,000 shares of Preferred Stock, par value $10 per share. Of the 12,970,646 shares issued and outstanding, 8,034,586 represent shares of Class A Common Stock and 4,936,060 represent shares of Class B Common Stock. On November 3, 1998, all of the issued and outstanding shares of Class C Common Stock were converted to shares of Class A Common Stock. The Class A Common Stock and the Class B Common Stock have identical rights and privileges, and are treated as a single class, with respect to all matters (other than certain voting rights) including, without limitation, the payment of dividends and distributions upon liquidation.





                                       7
832574.2

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

       In March 1998, a new director was granted 400 shares of Common Stock and options entitling him to purchase an aggregate of 3,000 shares of Common Stock at an exercise price of $42.50 per share. Such shares and options were issued in July 1998. Of such options, 1,000 were immediately exercisable, 1,000 became exercisable on October 10, 1998 and 1,000 become exercisable on October 10, 1999. Total outstanding options at March 31, 1999 aggregated 28,000, of which 27,000 were exercisable.

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

9.     RELATED PARTY TRANSACTIONS

       Asset  Management  - The  Company has  entered  into an Asset  Management
       Agreement with a company ("Asset Manager") that is directly affiliated with two of Metropolis' shareholders. One of these shareholders is also a Director and Officer of the Company. The Asset Manager provides asset advisory, consultation and management services for the Company. Fees for such services are payable at a rate of $25 per month, in arrears. The Asset Management Agreement also provides for reimbursement of costs and expenses for contractors and professionals, as incurred. Asset management fees incurred for each of the quarters ended March 31, 1999 and 1998 aggregated approximately $75.

       Property Management - The Company has entered into a Management and Leasing Agreement with a company ("Property Manager/Leasing Agent") that is an affiliate of a shareholder. The Property Manager/Leasing Agent manages and operates the property and provides all supervisory, management and leasing services. The Management and Leasing Agreement provides for a fee of 1.5% of Gross Revenues, payable monthly and reimbursement for overhead and all reasonable out-of-pocket-expenses incurred. The Management and Leasing


                                       8
832574.2

       Agreement also provides for leasing commissions to be calculated on a sliding scale percentage basis of a lease's base rent. Fees incurred under the Management and Leasing Agreement for the quarters ended March 31, 1999 and 1998 aggregated approximately $482 and $498 respectively.

       An affiliate of the Property Manager/Leasing Agent provides cleaning services for the Properties. Fees paid for cleaning services for the quarters ended March 31, 1999 and 1998 totaled $1,084 and $1,028 respectively.

       REIT Management - The Company has entered into a REIT Management Agreement with the Property Manager/Leasing Agent ("REIT Manager"). The REIT Manager performs certain accounting, administrative and monitoring services. The REIT Management Agreement provides for compensation to the REIT Manager of a monthly fee and reimbursement of documented out-of-pocket expenses. Fees incurred under the REIT Management Agreement for the quarters ended March 31, 1999 and 1998 aggregated $31 and $43 respectively.


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

       The fair value of the notes receivable has been estimated by discounting cash flows at the current rate at which similar instruments would be issued with similar credit ratings for the remaining term. Management believes the fair market value of the notes receivable approximates the carrying value at March 31, 1999.

       The fair value of the Secured Notes has been estimated by discounting cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term. Management believes the fair market value of the Secured Notes approximates the carrying value at March 31, 1999.

       The fair value estimates presented herein are based on pertinent information available to management as of March 31, 1999.


                                       9
832574.2

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         (In thousands, except share information)

           General

           The discussion below relates primarily to the financial condition and results of operations of Metropolis Realty Trust, Inc. (the "Company") for the first quarter of 1999. Stockholders are encouraged to review the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1998 contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for a more complete understanding of the Company's financial condition and results of operations.

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

           The 1290 Property is a 43-story Class A commercial office building with approximately 1.9 million rentable square feet of space. The building is centrally located in midtown Manhattan and is connected to the famed "Rockefeller Center" complex via an underground passageway. The 1290 Property serves as the corporate headquarters for The Equitable Life Assurance Society of the United States, and is currently 98% leased. Through December 2003, approximately 19% of the total rentable area of the building is subject to expiring leases.

           The 237 Property is a 21-story Class A commercial office building with approximately 1.1 million rentable square feet of space. The building, centrally located in midtown Manhattan, is situated off one of New York City's most prestigious thoroughfares and is within close proximity to Grand Central Station, a transportation hub. The 237 Property serves as the corporate headquarters for J. Walter Thompson Company, a major advertising agency and is currently 98% leased. Through December 2003, approximately 20% of the total rentable area of the building is subject to expiring leases.

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

           On July 1, 1998, the Company suspended its regular quarterly dividend pending consideration of strategic alternatives to maximize stockholder value. On July 13, 1998 the Company announced the retention of Victor Capital Group, L.P. and Eastdil Realty Company, LLC to explore the sale of the Company or its two principal assets, the 1290 Property and the 237 Property.

           On November 16, 1998, the Company announced that after considering the alternatives in order to maximize stockholder value, it has postponed the marketing of the Company's properties. The Company also announced the reinstatement of its regular quarterly dividend of $.50 per share.

           As of March 31, 1999, 12,970,646 shares of common stock were issued and outstanding. The Common Stock of the Company is not listed on any exchange, and the Company does not intend to list the Common Stock on any exchange in the near term.

           The assets and results of operations of the Properties are reported in the consolidated financial statements of the Company using the consolidation method of accounting.



                                       10
832574.2

           Results of Operations

           Quarters Ended March 31, 1999 and 1998
           --------------------------------------

           Base rental income decreased by approximately $529 for the quarter ended March 31, 1999 as compared to the same period in the prior year. This decrease of 1.8% is primarily attributable to the expiration of two leases at the 1290 Property.

           Operating expenses for the quarter ended March 31, 1999 were $12,228, an increase of .4% from the quarter ended March 31, 1998. Operating expenses as a percentage of base rental income and escalation income increased to 38% for the quarter ended March 31, 1999 from 37% for the quarter ended March 31, 1998.

           Depreciation and amortization for the quarter ended March 31, 1999 was $4,417 as compared to $4,075 for the same period in the prior year. The increase of $342 is primarily the result of building and tenant improvements made subsequent to the first quarter of 1998, as well as the amortization of remaining organizational costs in accordance with SOP 98-5, as described in Note 1 to the Company's financial statements.


           Liquidity and Capital Resources

           During the quarter ended March 31, 1999, cash flow from operations totaled $12,223. The Company used this cash flow from operations to fund building and tenant improvements of approximately $624, principal payments on the Loan of $1,875 and leasing costs of approximately $1,000.

           At March 31, 1999, the Company had unrestricted cash on hand of approximately $34,172 of which $6,485 was used to pay a dividend on April 15, 1999 to holders of record of the Company's Common Stock on March 31, 1999.

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



                                       11
832574.2

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


           Funds from Operations is summarized in the following table.


                                                         Quarter Ended March 31,
                                                              1999          1998
                                                         ---------     ---------
Net Income                                                  $8,772        $9,356
Add:
      Depreciation attributable to real property and
      amortization attributable to leasing costs             3,787         3,516
                                                          --------     ---------
Funds from Operations                                      $12,559       $12,872
                                                           =======       =======
Weighted average number of shares of Common Stock       12,998,646    12,991,646
                                                        ==========    ==========
outstanding(1)



--------------------------

(1)Includes 28,000 and 25,000 shares of Common Stock issuable upon the exercise of outstanding options as of March 31, 1999 and 1998, respectively.





                                       12
832574.2

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



                                       13
832574.2

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

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters To a Vote of Security Holders

        No matters have been submitted to a vote of the Company's security holders since December 18, 1998.

Item 5.    Other Information.

        None.

Item 6.    Exhibits and Reports on Form 8-K

        (a) Exhibits required by Item 601 of Regulation S-K

             27.1 Financial Data Schedule as of, and for the quarter ending, March 31, 1999.

        (b) Reports on Form 8-K.

             None.



                                       14
832574.2

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              METROPOLIS REALTY TRUST, INC.


                              By: /s/John R. Klopp
                                 -------------------------------------
                                 Name:   John R. Klopp
                                 Title:  Vice President


                              By: /s/Stuart Koenig
                                 -------------------------------------
                                 Name:   Stuart Koenig
                                 Title:  Vice President and Treasurer

Dated:  May 14, 1999