Form 10-Q
period 1999-06-30
METROPOLIS REALTY TRUST INC
filed 1999-08-16
CIK 1028198

------------------------------------------------------------------------------


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

    (Mark One)
      [X] QUARTERLY  REPORT PURSUANT  TO SECTION 13 OR 15(d) OF  THE
                         SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended  June 30, 1999
                                        .......................................
                                       OR

     [  ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
     For the transition period from         to
                                     ..........................................
     Commission file number 0-21849
                            ...................................................

                          METROPOLIS REALTY TRUST, INC.
                          .............................
             (Exact name of registrant as specified in its charter)

                MARYLAND                                        13-3910684
     .....................................                ......................
 (State or other jurisdiction of incorporation                 (IRS Employer
               or organization)                              Identification No.)


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

864583.4

As of August 10, 1999, there were issued and outstanding 8,034,586 shares of the Company's Class A Common Stock, par value $10.00 per share and 4,936,060 shares of the Company's Class B Common Stock, par value $10.00 per share.

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




864583.4
                                       ii

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

      Consolidated Balance Sheets as of June 30, 1999 (unaudited) and
      December 31, 1998 (audited)                                                                       1

      Consolidated Statements of Income for the quarters and six months ended June 30, 1999
      and 1998 (unaudited)                                                                              2

      Consolidated Statements of Cash Flows for the quarters and six months ended June 30, 1999
      and 1998 (unaudited)                                                                              3

      Notes to Consolidated Financial Statements (unaudited)                                            4

ITEM 2.         Management's Discussion and Analysis of Financial Condition and                         9
                Results of Operations

ITEM 3.         Quantitative and Qualitative Disclosure About Market Risk                              12


PART II--OTHER INFORMATION

ITEM 1.         Legal Proceedings                                                                      13

ITEM 2.         Changes in Securities                                                                  13

ITEM 3.         Defaults Upon Senior Securities                                                        13

ITEM 4.         Submission of Matters to a Vote of Security Holders                                    13

ITEM 5.         Other Information                                                                      13

ITEM 6.         Exhibits and Reports on Form 8-K                                                       13


SIGNATURES                                                                                            S-1


864583.4
                                       iii

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

METROPOLIS REALTY TRUST, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
-------------------------------------------------------------------------------


                                                                June 30, 1999                 December 31, 1998
                                                                 (Unaudited)                      (Audited)
                                                                -------------                    ------------
ASSETS
Rental property - net of accumulated depreciation of               $652,712                          $651,003
      $37,498 and $30,172, respectively
Cash and cash equivalents                                            28,290                            25,357
Lease termination fee receivable                                     25,855                                 0
Escrow deposits                                                         753                             3,084
Tenants' security deposits                                              579                               644
Due from tenants - net of allowance for doubtful accounts             4,400                             4,088
      of $2,280 and $2,696, respectively
Deferred financing costs - net of amortization of                     4,969                             6,062
      $5,956 and $4,863, respectively
Real estate tax refunds                                               3,175                             3,175
Notes receivable - net of unamortized discount of                     9,412                             9,307
      $64 and $187, respectively
Deferred rent receivable                                             39,569                            39,831
Prepaid real estate taxes                                            14,456                            14,138
Deferred leasing costs, net of accumulated amortization of           20,579                            10,628
      $831 and $538, respectively
Other assets                                                            256                               454
                                                               ------------                       -----------

TOTAL ASSETS                                                       $805,005                          $767,771
                                                                   ========                          ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Secured notes                                                      $406,875                          $410,625
Accounts payable and accrued expenses                                17,334                            11,927
Dividends Payable                                                     6,485                                 0
Tenants' security deposits and unearned revenue                       1,455                             3,292
                                                                      -----                             -----

Total Liabilities                                                   432,149                           425,844
                                                                    -------                           -------

Subordinated Minority Interest                                       14,855                            14,855
                                                                   --------                          --------

Stockholders' Equity
Common Stock - $10 par value
      (Class A - outstanding - 8,034,586 and 8,034,586
         shares, respectively
       Class B - outstanding - 4,936,060 and 4,936,060
         shares, respectively)                                      129,706                           129,706
Paid-in capital                                                     175,844                           175,844
Retained earnings                                                    52,451                            21,522
                                                                   --------                          --------

Total Stockholders' Equity                                          358,001                           327,072
                                                                    -------                           -------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                             $805,005                          $767,771
                                                                   ========                          ========



864583.4
                                        1

See notes to consolidated financial statements.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share amounts)
------------------------------------------------------------------------------


                                                      Quarter Ended June 30,                 Six Months Ended June 30,
                                                 -----------------------------------    ------------------------------------
                                                     1999                 1998               1999                1998
                                                 ----------------   ----------------    ---------------   ------------------
REVENUES:
Base rental income                                  $26,240            $30,332            $55,112              $59,732
Escalation income                                     4,221              4,015              7,726                7,447
Lease termination income                             25,855                                25,855
Miscellaneous income                                  2,829                430              3,266                  913
Interest income                                         787                822              1,587                1,463
                                                   --------           --------           --------             --------

Total revenues                                      $59,932            $35,599            $93,546              $69,555
                                                    -------            -------            -------              -------

OPERATING EXPENSES:
Real estate taxes                                     7,074              6,792             14,147               13,585
Operating and maintenance                             1,773              1,844              3,400                3,773
Utilities                                             1,376              1,561              2,914                2,891
Payroll                                               1,122              1,057              2,226                2,185
General and administrative                              349                367                656                  778
Management fees                                         486                558              1,065                1,145
                                                  ---------           --------           --------             --------

Total operating expenses                            $12,180            $12,179            $24,408              $24,357

OTHER ITEMS:
Interest expense                                     (8,248)            (8,400)           (16,444)             (16,746)
Depreciation and amortization                        (4,378)            (4,168)            (8,795)              (8,243)
                                                    --------           --------           --------            ---------

Total other expenses                                (12,626)           (12,568)           (25,239)             (24,989)
                                                    --------          ---------          ---------            ---------

NET INCOME                                          $35,126            $10,852            $43,899              $20,209
                                                    =======            =======            =======              =======


NET INCOME PER COMMON SHARE:

Net Income                                               $2.71               $0.84             $3.38                $1.56
                                                        ======        ============      ============        =============
Weighted Average
Common Shares Outstanding                           12,970,646         12,966,646         12,970,646           12,966,646
                                                    ==========         ==========         ==========           ==========

NET INCOME PER COMMON SHARE
(assuming dilution):

Net Income                                               $2.70               $0.84               $3.38             $1.56
                                                       =======       =============       =============     =============
Weighted Average Common Shares
Outstanding (including 28,000 and 25,000
shares of Common Stock issuable upon the
exercise of outstanding options as of June 30,
1999 and 1998, respectively)                         12,998,646         12,991,646         12,998,646           12,991,646
                                                     ==========         ==========         ==========           ==========



See notes to consolidated financial statements.


864583.4
                                        2

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
-------------------------------------------------------------------------------


                                                                                   Six Months ended June 30,
                                                                                1999                      1998
                                                                                ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                       $43,899                   $20,209
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                                  8,795                     8,243
    Amortization of discount - notes receivable                                     (288)                     (267)
    Change in:
       (Increase) in lease termination fee receivable                            (25,855)                        0
       Decrease/(Increase) in escrow deposits                                      2,331                      (757)
       (Increase) in due from tenants                                               (312)                     (801)
       (Increase) in prepaid expenses and other assets                              (205)                     (387)
       Decrease/(Increase) in deferred rent receivable                            (2,262)                   (6,612)
       Increase/(Decrease) in accounts payable and accrued expenses                5,408                    (1,826)
       (Decrease)/Increase in unearned revenue                                    (1,771)                      371
                                                                             ------------               ----------
          Net cash provided by operating activities                               32,264                    18,173
                                                                                 -------                 ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to building and equipment                                              (9,034)                   (8,103)
 Additions to leasing costs                                                      (10,245)                   (1,592)
 Collections on notes receivable                                                     183                      165
                                                                               ------------             -----------
          Net cash used in investing activities                                  (19,096)                   (9,530)
                                                                               ----------                 ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on secured notes                                                         (3,750)                   (3,750)
Dividends paid                                                                    (6,485)                   (6,483)
                                                                                 --------                ----------
          Net cash used in financing activities                                  (10,235)                  (10,233)
                                                                              -----------                ----------

INCREASE IN CASH AND CASH EQUIVALENTS                                              2,933                    (1,590)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    25,357                    24,627
                                                                              ----------                  --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $28,290                   $23,037
                                                                                 =======                   =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
 Interest paid during period                                                     $16,518                   $16,820
                                                                                 =======                   =======
 Dividends declared                                                              $12,970                   $ 6,483
                                                                                 =======                   =======


See notes to consolidated financial statements.


864583.4
                                        3

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

       Rental Property - Rental property is carried at cost, net of accumulated depreciation and amortization, and includes land, building, tenant improvements and building improvements. Land is valued at $134,518 as of June 30, 1999 and 1998 and building, tenant improvements and building improvements are carried at $555,692 and $540,288 as of June 30, 1999 and 1998, respectively. In accordance with SFAS No. 121, impairment of property is determined to exist when estimated amounts recoverable through future operations and sale of property on an undiscounted basis are below that property's carrying value. If a property is determined to be impaired, it must be written down to its estimated fair value. Fair value is defined as the amount for which the asset could be bought or sold in a current transaction, that is, other than a forced or liquidation sale.

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


864583.4
                                        4

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

       Organization Costs - In 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities." This SOP provides guidance on the financial reporting of start-up and organizational costs. Specifically, it requires costs of start-up activities and organization costs to be expensed as incurred and is effective for financial statements for fiscal years beginning after December 15, 1998. Beginning 1999, the Company's financial statement reflect the application of this SOP.


2.     REAL ESTATE TAX REFUNDS

       Real estate tax refunds represent real estate tax proceeds expected to be recovered by the Company as a result of real estate tax certiorari proceedings commenced by the Predecessors, net of any fees and expenses incurred to collect such proceeds. The Company has reflected real estate tax proceeds of $3,175 and the corresponding tenant reimbursements, fees and expenses of $2,800 related to the 1290 Property in the balance sheet as of June 30, 1999.


3.     NOTES RECEIVABLE

       Included in Notes Receivable is the estimated fair value of two tenant notes aggregating approximately $9,412 and $9,203 as of June 30, 1999 and 1998, respectively. The first note, dated April 1, 1989 with a face amount of $6,500 and a maturity date of September 1, 1999, is carried at $5,173 as of June 30, 1999, based on certain payment terms net of unamortized discount. Such payment terms include a stated interest rate of 10%. In 1991 and 1992, the tenant claimed certain concessions regarding the payment terms of such note. Without the Company expressing an opinion with regard thereto, if such concessions were granted, the note would bear interest at 7.5% per annum and would require level monthly payments of interest and principal of $75. The second note, dated August 20, 1985, with a face value of $4,355, is carried at $4,239 as of June 30, 1999, net of unamortized discount. The second note does not bear interest and is payable on October 31, 1999.


4.     SECURED NOTES

       Secured Notes consist of promissory notes ("Loan") issued by the Property Owning Partnerships in the original principal amount of $420,000 pursuant to a Credit Agreement ("Agreement") among the Property Owning Partnerships, the lenders as signatories thereto in the Agreement and the lead lender. Of the aggregate original principal amount of the loan, $250,000 of the Loan is allocated to the 1290 Property and $170,000 is allocated to the 237 Property. The Loan is cross-collateralized by the Properties. The Loan will terminate on October 10, 2001 unless sooner terminated by the occurrence of an Event of Default as defined in the Agreement. The Loan required the Property Owning Partnerships to make interest only payments through October 7, 1997 and principal payments of $1,875 and $7,500 in 1997 and 1998, respectively. Principal payments of $8,125, $11,250 and $11,250 are required to be made in each of 1999, 2000 and 2001, respectively. Scheduled principal payments have been made each month since October 7, 1997. If any such scheduled principal payments would cause the Company to fail to comply with any income test requirements necessary for the Company to maintain its status as a REIT, then the Property Owning Partnerships may, in lieu of such principal payment, post an irrevocable letter of credit in the amount of such payment. The Property Owning Partnerships have entered into lock box agreements for the collection of rents and have established escrow accounts for real estate taxes and insurance.

       The Property Owning Partnerships and the lead lender entered into an Interest Rate Exchange Agreement effective October 10, 1996 (the "Swap Agreement"). The Swap Agreement has a term of 5 years and provides

864583.4
                                        5
       that the Property Owning Partnerships will pay interest at an effective rate of 7.987% per annum on the notional amount of $420,000. Management believes the risk of incurring losses related to the credit risk is remote and any losses would be immaterial.


5.     ACCOUNTS PAYABLE AND ACCRUED EXPENSES

       Accounts payable and accrued expenses include funded reserves held by the Company for utility tax claims, certain claims related to the Plan, tenant claims against real estate tax proceeds, brokerage commissions payable and property operating expenses payable.


6.     SUBORDINATED MINORITY INTEREST

       The Subordinated Minority Interest represents 4.95% of the net reorganization value of the Lower Tier Limited Partnership, reflecting the 99% limited partnership interest of JMB/NYC Office Building Associates, L.P. ("JMB LP") in the limited partnership (the "Upper Tier Limited Partnership") which owns a subordinated 5% limited partnership interest in the Lower Tier Limited Partnership (the "Subordinated Minority Interest"). Management believes, however, that no economic obligation exists to JMB LP as of June 30, 1999 and, that, pursuant to the distribution priorities set forth in the limited partnership agreement of the Lower Tier Limited Partnership (the "Lower Tier Limited Partnership Agreement"), unless the Company's Properties were sold for an amount significantly in excess of the net reorganization value, JMB LP would only be entitled to receive approximately $450 in respect of the Subordinated Minority Interest. Pursuant to the Lower Tier Limited Partnership Agreement, JMB LP would be entitled to distributions only after the Company has received certain priority distributions as more fully described below. As of June 30, 1999 the Company, as general partner of the Lower Tier Limited Partnership, is entitled to receive $400,000 and a 12% cumulative compounded return (from October 10, 1996) on such amount (net of distributions) from the Lower Tier Limited
       Partnership, before any distributions are made in respect of the Subordinated Minority Interest.

       The Upper Tier Limited Partnership has the right to require the Company to acquire the Subordinated Minority Interest at a price based upon a multiple of the net operating income of the Properties for the immediately preceding calendar year reduced by the debt encumbering the Properties and any priority distributions to which the Company is entitled as general partner of the Lower Tier Limited Partnership. As of June 30, 1999, no significant economic obligation exists based upon such formula.

       The Lower Tier Limited Partnership Agreement provides that the aggregate Available Cash (as defined in the Lower Tier Limited Partnership Agreement), from distributions from the Property Owning Partnerships will be distributed no less frequently than quarterly to the partners of the Lower Tier Limited Partnership as follows:

             (i) 100% to the Company, as general partner, until it has received, together with all prior distributions pursuant to this clause and clauses (i) and (iv) of the succeeding paragraph, aggregate distributions equal to a cumulative compounded return, commencing on October 10, 1996 (or with respect to capital contributions made after October 10, 1996, the date of such capital contributions), of 12% per annum on the sum of (x) $280,000, (y) any additional capital contributions made by the Company, as general partner, to the Lower Tier Limited Partnership ($20,000 as of June 30, 1999), and (z) a $100,000 preference amount (the "Preference Amount") (the amounts in (x), (y) and (z), as reduced by distributions in respect of such amounts, referred to herein as the "Adjusted GP Contribution");

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

864583.4
                                        6

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

       Pursuant to the Stock Plan, each Director received 400 shares of Common Stock in September 1997 and December 1998 in consideration for services rendered to the Company during the Company's first and second fiscal years of operations. The value of such shares was based upon the most recent price at which shares of the Company's Common Stock were traded prior to such grant of shares. Each Director will receive an additional 400 shares of Common Stock at each subsequent annual meeting of the Company stockholders.

       In March 1998, a new director was granted 400 shares of Common Stock and options entitling him to purchase an aggregate of 3,000 shares of Common Stock at an exercise price of $42.50 per share. Such shares and options were issued in July 1998. Of such options, 1,000 were immediately exercisable, 1,000 became exercisable on October 10, 1998 and 1,000 become exercisable on October 10, 1999. Total outstanding options at June 30, 1999 aggregated 28,000, of which 27,000 were exercisable.

       The Company has entered into a Registration Rights Agreement between the Company and the holders of Common Stock. The Registration Rights Agreement permits certain of the Company's stockholders to demand, subject to certain conditions, that the Company register their Common Stock for sale and provides

864583.4
                                        7
       all  of  the  Company's   stockholders  with  the  right  to  participate
       proportionally in any public offering of the Company's securities.

9.     RELATED PARTY TRANSACTIONS

       Asset  Management  - The  Company has  entered  into an Asset  Management
       Agreement with a company ("Asset Manager") that is directly affiliated with two of Metropolis' shareholders. One of these shareholders is also a Director and Officer of the Company. The Asset Manager provides asset advisory, consultation and management services for the Company. Fees for such services are payable at a rate of $25 per month, in arrears. The Asset Management Agreement also provides for reimbursement of costs and expenses for contractors and professionals, as incurred. Asset management fees incurred for three and six months ended June 30, 1999 and 1998 aggregated approximately $75 and $150, respectively.

       Property Management - The Company has entered into a Management and Leasing Agreement with a company ("Property Manager/Leasing Agent") that is an affiliate of a shareholder. The Property Manager/Leasing Agent manages and operates the property and provides all supervisory, management and leasing services. The Management and Leasing Agreement provides for a fee of 1.5% of Gross Revenues, payable monthly and reimbursement for overhead and all reasonable out-of-pocket-expenses incurred. The Management and Leasing Agreement also provides for leasing commissions to be calculated on a sliding scale percentage basis of a lease's base rent. Fees incurred under the Management and Leasing Agreement for the three and six months ended June 30, 1999 aggregated approximately $2,626 and $3,213, respectively. Fees incurred for the three and six month period ended June 30, 1998 aggregated approximately $806 and $1,303, respectively.

       An affiliate of the Property Manager/Leasing Agent provides cleaning services for the Properties. Fees paid for cleaning services for the three and six months ended June 30, 1999 totaled $986 and $2,081, respectively. Fees incurred for the three and six month period ended June 30, 1998 aggregated approximately $1,006 and $2,034, respectively.

       REIT Management - The Company has entered into a REIT Management Agreement with the Property Manager/Leasing Agent ("REIT Manager"). The REIT Manager performs certain accounting, administrative and monitoring services. The REIT Management Agreement provides for compensation to the REIT Manager of a monthly fee and reimbursement of documented out-of-pocket expenses. Fees incurred under the REIT Management Agreement for the three and six months ended June 30, 1999 aggregated $31 and $63, respectively. Fees incurred for the three and six month period ended June 30, 1998 aggregated $36 and $79, respectively.


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

       The fair value of the notes receivable has been estimated by discounting cash flows at the current rate at which similar instruments would be issued with similar credit ratings for the remaining term. Management believes the fair market value of the notes receivable approximates the carrying value at June 30, 1999.

       The fair value of the Secured Notes has been estimated by discounting cash flows at the current rate at which similar loans would be made to borrowers with similar credit ratings for the remaining term. Management believes the fair market value of the Secured Notes approximates the carrying value at June 30, 1999.

       The fair value estimates presented herein are based on pertinent information available to management as of June 30, 1999.

864583.4
                                        8

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (In thousands, except share information)

           General

           The discussion below relates primarily to the financial condition and results of operations of Metropolis Realty Trust, Inc. (the "Company") for the second quarter of 1999. Stockholders are encouraged to review the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1998 contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for a more complete understanding of the Company's financial condition and results of operations.

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

           The 1290 Property is a 43-story Class A commercial office building with approximately 1.9 million rentable square feet of space. The building is centrally located in midtown Manhattan and is connected to the famed "Rockefeller Center" complex via an underground passageway. The 1290 Property serves as the corporate headquarters for The Equitable Life Assurance Society of the United States, and is currently 98% leased. Through December 2005, approximately 25% of the total rentable area of the building is subject to expiring leases.

           The 237 Property is a 21-story Class A commercial office building with approximately 1.1 million rentable square feet of space. The building, centrally located in midtown Manhattan, is situated off one of New York City's most prestigious thoroughfares and is within close proximity to Grand Central Station, a transportation hub. The 237 Property serves as the corporate headquarters for J. Walter Thompson Company, a major advertising agency and Credit Suisse Asset Management ("CSAM"). The 237 Property is currently 98% leased and through December 2005, approximately .6% of the total rentable area of the building is subject to expiring leases.

           On July 20, 1999, the Company announced the retention of Victor Capital Group, L.P. and Eastdil Realty Company, LLC to explore the sale of the 237 Property.

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

           As of June 30, 1999, 12,970,646 shares of common stock were issued and outstanding. The Common Stock of the Company is not listed on any exchange, and the Company does not intend to list the Common Stock on any exchange in the near term.

           The assets and results of operations of the Properties are reported in the consolidated financial statements of the Company using the consolidation method of accounting.

           Results of Operations

           Quarters Ended June 30, 1999 and 1998
           -------------------------------------

           Base rental income and escalation income decreased by approximately $3,886 for the quarter ended June 30, 1999 as compared to the same period in the prior year. This decrease is primarily attributable to the write off of $900 of deferred rent receivables related to the early partial termination of the lease with Warburg Pincus at the 237 Property $2,545 related to the lease assumption of BT Alex Brown at the 1290 property and the expiration of two leases at the 1290 Property.

864583.4
                                        9

           As of June 30, 1999, the Company terminated the lease with Swiss Reinsurance America Corporation ("Swiss Re"), a tenant of the 237 Property. The termination of the lease resulted in the payment by Swiss Re to the Company of a one-time lease termination fee of $25,855, which fee was received by the Company in July of 1999. Contemporaneously with the termination of the Swiss Re lease, the Company entered into a 15-year lease with Credit Suisse Asset Management ("CSAM") with respect to approximately 343,000 square feet of space including all of the former Swiss Re leased space. The Company incurred leasing commissions of $6,910 in connection with the CSAM lease that are payable prior to year end and agreed to make tenant improvements in the amount of $11,491. The CSAM lease also provides for a free rent period through December 31, 1999.

           Effective with the delivery of the rental space which ABN-AMRO Incorporated assumed the rights to and obligations of BT Alex-Brown under lease as modified for a 15 year and 4 mos. term with respect to approximately 80,880 feet of space. The company incurred leasing commissions of $2,945 in connection with the assignment. The ABN-AMRO lease also provides for months of free rent.

         During the quarter ended June 30, 1999, the Company settled certain New York City and New York State utility tax claims with respect to the property located at 2 Broadway that was owned by the Predecessor for all tax years up to December 31, 1995 for an amount that was approximately $2,900 less than the amount the Company had previously reserved for such claims. The reversal of that reserve resulted in an increase in miscellaneous income of approximately $2,900 million for such period. The Company continues to maintain adequate reserves for utility tax claims with respect to open tax years.

         Operating expenses for the quarter ended June 30, 1999 were $12,180, representing no material change from operating expenses for the quarter ended June 30, 1998. Operating expenses as a percentage of base rental income and escalation income increased to 40% for the quarter ended June 30, 1999 from 35% for the quarter ended June 30, 1998. This increase is due to the previously discussed decrease in base rental income for the quarter ended June 30, 1998 to the quarter ended June 30, 1999.

           Depreciation and amortization for the quarter ended June 30, 1999 was $4,378 as compared to $4,168 for the same period in the prior year. The increase of $210 is primarily the result of building and tenant improvements made subsequent to the first quarter of 1998, as well as the amortization of remaining organizational costs in accordance with SOP 98-5, as described in Note 1 to the Company's financial statements.


           Results of Operations

           Six Months Ended June 30, 1999 and 1998
           ---------------------------------------

           Base rental income and escalation income decreased by approximately $1,796 for the six months ended June 30, 1999 as compared to the same period in the prior year. This decrease is primarily attributable to the write off of $900 of deferred rent receivables related to the early partial termination of the lease with Warburg Pincus at the 237 Property $2,545 related to the lease assumption of BT Alex Brown at the 1290 property, and the expiration of two leases at the 1290 Property.

           As of June 30, 1999, the Company terminated the lease with Swiss Reinsurance America Corporation ("Swiss Re"), a tenant of the 237 Property. The termination of the lease resulted in the payment by Swiss Re to the Company of a one-time lease termination fee of $25,855, which fee was received by the Company in July of 1999. Contemporaneously with the termination of the Swiss Re lease, the Company entered into a 15-year lease with Credit Suisse Asset Management ("CSAM") with respect to approximately 343,000 square feet of space including all of the former Swiss Re leased space. The Company incurred leasing commissions of $6,910 in connection with the CSAM lease that are payable prior to year end and agreed to make tenant improvements in the amount of $11,491. The CSAM lease also provides for a free rent period through December 31, 1999.

           As of June 30, 1999 the Company entered into an assignment and assumption agreement where B.T. Alex Brown, a tenant at the 1290 Property assigned its lease to ABN/AMRO, Incorporated. The assignment of the lease resulted in Alex Brown delivering its rental space to ABN-AMRO, Incorporated, and the payment to Alex Brown of a one time payment of $8,000, which fee was paid by the Company in June 1999.

         During the quarter ended June 30, 1999, the Company settled certain New York City and New York State utility tax claims with respect to the property located at 2 Broadway that was owned by the Predecessor for all tax years up to December 31, 1995 for an amount that was approximately $2,900 less than the amount the Company had previously reserved for such claims. The reversal of that reserve resulted in an increase in miscellaneous income of approximately $2,900 million for such period. The Company continues to maintain adequate reserves for utility tax claims with respect to open tax years.

           Operating expenses for the six months ended June 30, 1999 were $24,408, an increase of .2% from the six months ended June 30, 1998. Operating expenses as a percentage of base rental income and escalation income increased to 39% for the six months ended June 30, 1999 from 36% for the six months ended June 30, 1998.


864583.4
                                       10

           Depreciation and amortization for the six months ended June 30, 1999 was $8,795 as compared to $8,243 for the same period in the prior year. The increase of $552 is primarily the result of building and tenant improvements made subsequent to the second quarter of 1998.

           Liquidity and Capital Resources

         During the six months ended June 30, 1999, cash flow from operations totaled $32,264. The Company used this cash flow from operations for leasing costs of approximately $9,245, $8,000 to acquire tenant improvements related to the early termination of a tenant lease at the 1290 Property, principal payments on the Loan of $1,875 and $410 to fund building and tenant improvements.

           At June 30, 1999, the Company had unrestricted cash on hand of approximately $28,290 of which $6,485 was used to pay a dividend on July 15, 1999 to holders of record of the Company's Common Stock on June 30, 1999. The lease termination payment of $25,855 was received by the Company in July of 1999.

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

           Funds from Operations

           The Company generally considers Funds from Operations to be a useful measure of the operating performance of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds from Operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles ("GAAP") and does not necessarily indicate that cash flows

864583.4
                                       11
will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Funds from Operations does not measure whether cash flow is sufficient to fund all of the Company's cash needs, including principal amortization, capital improvements and distributions to shareholders. Funds from operations also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Company's calculation of Funds from Operations. The Company adopted the National Association of Real Estate Investment Trusts ("NAREIT") definition of Funds from Operations in 1996 and has used it for all periods presented. Funds from Operations is calculated as net income (loss) computed in accordance with GAAP adjusted for depreciation expense attributable to real property, amortization expense attributable to capitalized leasing costs, tenant allowances and improvements, gains and losses on sales of real estate investments and extraordinary and nonrecurring items.


           Funds from Operations is summarized in the following table.

                                                       Quarter Ended June 30,                   Six Months Ended June 30,
                                               ---------------------------------------    --------------------------------------
                                                     1999                  1998                1999                 1998
                                               ------------------    -----------------    ---------------    -------------------

Net income                                          $35,126              $10,852            $43,899                $20,209

      Add:
           Depreciation attributable to real
              property and amortization
              attributable to leasing costs           3,831                3,619              7,618                  7,135
                                            ----------------    -----------------    ---------------    -------------------

       Subtract:
                 Write off deferred rent              3,500                    0              3,500                      0
                 receivable

Lease termination income                             25,855                    0             25,855                      0
                                            ----------------    -----------------    ---------------    -------------------
Funds from Operations                                 9,602               14,471             22,162                 27,344
                                            ================    =================    ===============    ===================

Weighted average number of shares of             12,998,646           12,991,646         12,998,646             12,991,646
Common Stock outstanding1
                                            ================    =================    ===============    ===================

--------------------------

1 Includes 28,000 and 25,000 shares of Common Stock issuable upon the exercise of outstanding options as of June 30, 1999 and 1998, respectively.


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


864583.4
                                       12

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

Item 5.    Other Information.

        None.

Item 6.    Exhibits and Reports on Form 8-K

        (a) Exhibits required by Item 601 of Regulation S-K

             27.1 Financial Data Schedule as of, and for the quarter ending, June 30, 1999.

        (b) Reports on Form 8-K.

             None.


864583.4
                                       13

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        METROPOLIS REALTY TRUST, INC.


                                         By:  /s/ Lee S. Neibart
                                              ------------------
      Date: August  16, 1999             Name:  Lee S. Neibart
                                         Title: President and Director



                                         By:  /s/  Stuart Koenig
                                              ------------------
                                         Name:  Stuart Koenig
      Date: August  16, 1999             Title: Vice President and Treasurer

                                  EXHIBIT INDEX


Exhibit No.           Description
-----------           -----------

27.1                  Financial Data Schedule