Form 10-Q/A
period 1999-06-30
METROPOLIS REALTY TRUST INC
filed 1999-08-17
CIK 1028198

--------------------------------------------------------------------------------


                                   FORM 10-Q/A

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

864583.4

           The Company is filing this amendment to the Company's quarterly report on Form 10-Q for the three months ended June 30, 1999 in order to revise the summary chart of Funds from Operations for the quarter ended and the six months ended, June 30, 1999 by properly reflecting the write-off of deferred rent receivable as an addition to Funds from Operations. See "Part I--Financial Information; Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

                         PART I--Financial Information

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


864583.4
                                        2

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

           Funds from Operations

           The Company generally considers Funds from Operations to be a useful measure of the operating performance of an equity REIT because, together with net income and cash flows, Funds from Operations provides investors with an additional basis to evaluate the ability of a REIT to incur and service debt and to fund acquisitions and other capital expenditures. Funds from Operations does not represent net income or cash flows from operations as defined by generally accepted accounting principles ("GAAP") and does not necessarily indicate that cash flows

864583.4
                                        3
will be sufficient to fund cash needs. It should not be considered as an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. Funds from Operations does not measure whether cash flow is sufficient to fund all of the Company's cash needs, including principal amortization, capital improvements and distributions to shareholders. Funds from operations also does not represent cash flows generated from operating, investing or financing activities as defined by GAAP. Further, Funds from Operations as disclosed by other REITs may not be comparable to the Company's calculation of Funds from Operations. The Company adopted the National Association of Real Estate Investment Trusts ("NAREIT") definition of Funds from Operations in 1996 and has used it for all periods presented. Funds from Operations is calculated as net income (loss) computed in accordance with GAAP adjusted for depreciation expense attributable to real property, amortization expense attributable to capitalized leasing costs, tenant allowances and improvements, gains and losses on sales of real estate investments and extraordinary and nonrecurring items.


           Funds from Operations is summarized in the following table.

                                                    Quarter Ended June 30,                  Six Months Ended June 30,
                                            -------------------------------------    --------------------------------------
                                                  1999                  1998                1999                 1998
                                            ------------------    ---------------    ---------------    -------------------

Net income                                          $35,126              $10,852            $43,899                $20,209

      Add:
           Depreciation attributable to real
              property and amortization
              attributable to leasing costs           3,831                3,619              7,618                  7,135
                                            ----------------    -----------------    ---------------    -------------------
           Write off deferred rent
              receivable                              3,500                    0              3,500                      0

      Subtract:
           Lease termination income                  25,855                    0             25,855                      0
                                            ----------------    -----------------    ---------------    -------------------
Funds from Operations                                16,602               14,471             29,162                 27,344
                                            ================    =================    ===============    ===================

Weighted average number of shares of             12,998,646           12,991,646         12,998,646             12,991,646
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

                                        METROPOLIS REALTY TRUST, INC.


                                         By:  /s/ Lee S. Neibart
                                              ------------------
      Date: August  17, 1999             Name:  Lee S. Neibart
                                         Title: President and Director



                                         By:  /s/  Stuart Koenig
                                              ------------------
                                         Name:  Stuart Koenig
      Date: August  17, 1999             Title: Vice President and Treasurer