Form 10-Q
period 1999-09-30
METROPOLIS REALTY TRUST INC
filed 1999-11-15
CIK 1028198

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

    (Mark One)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended September 30, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ..... to ................................
      Commission file number 0-21849


                         METROPOLIS REALTY TRUST, INC.
                         .............................
             (Exact name of registrant as specified in its charter)

               MARYLAND                                   13-3910684
     .............................                ............................
 (State or other jurisdiction of incorporation            (IRS Employer
               or organization)                       Identification No.)


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

As of October 27, 1999, there were issued and outstanding 8,034,586 shares of the Company's Class A Common Stock, par value $10.00 per share and 4,936,060 shares of the Company's Class B Common Stock, par value $10.00 per share.

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

      Consolidated Balance Sheets as of September 30, 1999
      (unaudited) and December 31, 1998 (audited)                             1

      Consolidated Statements of Income for the quarters and nine
      months ended September 30, 1999 and 1998 (unaudited)                    2

      Consolidated Statements of Cash Flows for the quarters and
      nine months ended September 30, 1999 and 1998 (unaudited)               3

      Notes to Consolidated Financial Statements (unaudited)                  4

ITEM 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                13

ITEM 3.   Quantitative and Qualitative Disclosure About Market Risk          18


PART II--OTHER INFORMATION

ITEM 1.    Legal Proceedings                                                 18

ITEM 2.    Changes in Securities                                             18

ITEM 3.    Defaults Upon Senior Securities                                   19

ITEM 4.    Submission of Matters to a Vote of Security Holders               19

ITEM 5.    Other Information                                                 19

ITEM 6.    Exhibits and Reports on Form 8-K                                  19


SIGNATURES                                                                  S-1

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

METROPOLIS REALTY TRUST, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
-------------------------------------------------------------------------------


                                                                September 30, 1999   December 31, 1998
                                                                    (Unaudited)            (Audited)
ASSETS
Rental property - net of accumulated depreciation of
      $24,831 and $30,172, respectively                              $374,438              $651,003
Property held for sale                                                291,585                    --
Cash and cash equivalents                                              43,100                25,358
Escrow deposits                                                         7,996                 3,084
Tenants' security deposits                                                580                   644
Due from tenants - net of allowance for doubtful accounts
      of $2,280 and $2,696, respectively                                3,913                 4,089
Deferred financing costs - net of amortization of
      $6,653 and $4,863, respectively                                   4,423                 6,062
Real estate tax refunds                                                 3,175                 3,175
Notes receivable - net of unamortized discount of
      $29 and $187, respectively                                        8,326                 9,307
Deferred rent receivable                                               41,416                39,831
Prepaid real estate taxes                                               7,228                14,138
Deferred leasing costs, net of accumulated amortization of
      $2,261 and $538, respectively                                    11,742                10,628
Other assets                                                              419                   452
                                                                 ------------           -----------

TOTAL ASSETS                                                         $798,341              $767,771
                                                                     ========              ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Secured notes                                                        $405,000              $410,625
Accounts payable and accrued expenses                                  13,284                11,927
Dividends payable                                                       6,485                    --
Tenants' security deposits and unearned revenue                         1,668                 3,292
                                                                    ---------             ---------

Total Liabilities                                                     426,437               425,844
                                                                    ---------             ---------

Subordinated Minority Interest                                         14,855                14,855
                                                                    ---------             ---------

Stockholders' Equity
Common Stock - $10 par value
      (Class A - 8,034,586 shares outstanding and
       Class B - 4,936,060 shares outstanding)                        129,706               129,706


Paid-in capital                                                       175,844               175,844
Retained earnings                                                      51,499                21,522
                                                                    ---------             ---------
Total Stockholders' Equity                                            357,049               327,072
                                                                    ---------             ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                               $798,341              $767,771
                                                                    =========             =========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share amounts)
-------------------------------------------------------------------------------




                                                                Quarter Ended                           Nine Months Ended
                                                                 September 30,                            September 30,
                                                  --------------------------------------    ------------------------------------
                                                         1999                 1998               1999                1998
                                                  -------------------   ----------------    ---------------   ------------------
REVENUES:
Base rental income                                      $31,040            $29,697            $86,152              $89,430
Escalation income                                         2,054              3,540              9,780               10,987
Lease termination income                                     --                 --             25,855                   --
Miscellaneous income                                        537              3,522              3,803                4,435
Interest income                                             703                863              2,290                2,325
                                                      ---------          ---------           ---------             --------

Total revenues                                           34,334             37,622            127,880              107,177
                                                      ---------          ---------          ----------           ---------

OPERATING EXPENSES:
Real estate taxes                                         7,320              7,025             21,467               20,610
Operating and maintenance                                 2,093              1,437              5,493                5,210
Utilities                                                 2,674              2,519              5,588                5,410
Payroll                                                   1,124              1,074              3,350                3,259
General and administrative                                  773              2,598              1,429                3,375
Management fees                                             618                574              1,683                1,720
                                                      ---------           --------          ----------           ---------

Total operating expenses                                 14,602             15,227             39,010               39,584

OTHER ITEMS:
Write off of note receivable                             (1,088)                --             (1,088)                  --
Interest expense                                         (8,245)            (8,454)           (24,689)             (25,200)
Depreciation and amortization                            (4,867)            (4,233)           (13,662)             (12,476)
                                                       ---------          ---------         ----------           ----------

Total other expenses                                    (14,200)           (12,687)           (39,439)             (37,676)
                                                       ---------          ---------         ----------           ----------

NET INCOME                                               $5,532             $9,708            $49,431              $29,917
                                                       =========          =========         ==========           ==========


NET INCOME PER COMMON SHARE:

Net Income                                                $0.43              $0.75               $3.81                $2.31
                                                     ==========         ==========          ==========           ==========
Weighted Average
Common Shares Outstanding                            12,970,646         12,966,646          12,970,646           12,966,646
                                                     ==========         ==========          ==========           ==========

NET INCOME PER COMMON SHARE
(assuming dilution):

Net Income                                                $0.43              $0.75                $3.80               $2.30
                                                     ==========         ==========          ===========          ==========
Weighted Average Common Shares
Outstanding (including 28,000 shares of
Common Stock issuable upon the exercise of
outstanding options as of September 30, 1999
and 1998)                                            12,998,646         12,991,646           12,998,646          12,991,646
                                                     ==========         ==========           ==========          ==========


See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
-------------------------------------------------------------------------------




                                                                          Nine Months ended September 30,
                                                                          1999                      1998
                                                                          ----                      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $49,431                   $29,917
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                         13,662                    12,476
    Amortization of discount - notes receivable                             (353)                     (405)
    Write off of note receivable                                           1,088                        --
    Change in:
       (Increase) in escrow deposits                                      (4,912)                  (13,052)
       Decrease/(Increase) in due from tenants                               176                      (477)
       Decrease in prepaid expenses                                        6,910                        --
       (Increase) in deferred rent receivable                             (6,093)                  (10,225)
       Increase/(Decrease) in accounts payable
          and accrued expenses                                             1,357                      (117)
       (Decrease)/Increase in unearned revenue                            (1,624)                    1,191
       Decrease in real estate tax refunds                                    --                    10,913
       Decrease in tenant security deposits                                   64                        --
       (Increase)/Decrease in other assets                                   (33)                    6,772
                                                                         --------                    ------
          Net cash provided by operating activities                       59,673                    36,993
                                                                         --------                    ------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to building and equipment                                      (9,680)                   (9,171)
 Additions to deferred leasing costs                                     (13,902)                   (2,778)
 Collections of notes receivable                                             246                       251
                                                                         --------                  --------

          Net cash used in investing activities                          (23,336)                  (11,698)
                                                                         --------                  --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on secured notes                                                 (5,625)                   (5,625)
Dividends paid                                                           (12,970)                   (6,483)
                                                                        ---------                  --------

          Net cash used in financing activities                          (18,595)                  (12,108)
                                                                         --------                  --------

INCREASE IN CASH AND CASH EQUIVALENTS                                     17,742                    13,187

CASH AND CASH EQUIVALENTS, beginning of period                            25,358                    24,627
                                                                        ---------                 --------

CASH AND CASH EQUIVALENTS, end of period                                 $43,100                   $37,814
                                                                        ========                  =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
 Interest paid during period                                             $24,689                   $25,265
                                                                         =======                   =======
 Dividends declared                                                      $19,455                   $ 6,483
                                                                         =======                   =======


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

       The Company owns a 95% interest, as general partner, and an approximately .05% interest, as limited partner through its .999% general partnership interest in 237/1290 Upper Tier Associates, L.P. (the "Upper Tier Limited Partnership") in 237/1290 Lower Tier Associates, L.P., a Delaware limited partnership (the "Lower Tier Limited Partnership") which owns a 99% partnership interest, as limited partner in each of 237 Park Partners, L.P., a Delaware limited partnership (the "237 Property Owning Partnership"), and 1290 Partners, L.P., a Delaware limited partnership (the "1290 Property Owning Partnership," and together with the 237 Property Owning Partnership, the "Property Owning Partnerships"). The Property Owning Partnerships were formed to own the Properties. The remaining 1% general partnership interest in each of the Property Owning Partnerships is owned by 237 GP Corp. and 1290 GP Corp. (the "GP Corps") which are wholly-owned subsidiaries of the Company.

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

       Rental Property - As of September 30, 1999, the 1290 Property is classified as rental property, which is carried at cost, net of accumulated depreciation and amortization, and includes land, building, tenant improvements and building improvements as of such date. As of December 31, 1998, the 237 Property and the 1290 Property were classified as rental property, which is carried at cost, net of accumulated depreciation and amortization, and included land, building, tenant improvements and building improvements as of such date. As of September 30, 1999, land with respect to the 1290 Property is valued at $63,500. As of December 31, 1998, land with respect to the 237 Property and the 1290 Property, collectively, was valued at $134,518. As of September 30, 1998, building, tenant improvements and building improvements with respect to the 1290 Property are carried at $335,769. As of December 31, 1998, building, tenant improvements and building improvements with respect to the 237 Property and the 1290 Property, collectively, were carried at $546,656. In accordance with SFAS No. 121, impairment of property is determined to exist when estimated amounts recoverable through future operations and sale of property on an undiscounted basis are below that property's carrying value. If a property is determined to be impaired, it must be written down to its estimated fair value. Fair value is defined as the amount for which the asset could be bought or sold in a current transaction, that is, other than a forced or liquidation sale.

       Property Held For Sale - The 237 Property is classified as held for sale as of September 30, 1999. Accordingly, all property, including deferred charges and deferred rent related to the 237 Property is recorded at the lower of cost or estimated fair value. Depreciation will no longer be recorded for the 237 Property.

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

       Organization Costs - In 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities." This SOP provides guidance on the financial reporting of start-up and organizational costs. Specifically, it requires costs of start-up activities and organization costs to be expensed as incurred and is effective for financial statements for fiscal years beginning after December 15, 1998. Beginning 1999, the Company's financial statements reflect the application of this SOP.


2.     PROPERTY HELD FOR SALE

       In July 1999, the Company's board of directors (the "Board of Directors") approved the retention of Victor Capital Group, L.P. ("Victor Capital Group") and Eastdil Realty Company ("Eastdil," and together with Victor Capital Group, the "Representatives") to explore strategic alternatives for the Company, including a possible sale of the Company's interests in the 237 Property. The Representatives commenced formal marketing of the 237 Property on or about July 20, 1999. On or about August 25, 1999, the Representatives received nine all-cash bids. On September 13, 1999, the Company began negotiations with 237 Park Investors, L.L.C. ("Buyer"). On September 23, 1999, the Company and Buyer entered into an agreement (as amended, the "Purchase Agreement") pursuant to which the Company has agreed to sell all of its direct and indirect interests in the 237 Property for an aggregate purchase price of $372,000 (the "Transaction"), subject to customary prorations and certain adjustments, including, (a) an adjustment to increase the purchase price by 2.75% of the principal amount of the mortgage securing the 237 Property that is assigned to Buyer's lender, and (b) an adjustment to reduce the purchase price by the amount of unpaid tenant improvements, leasing commissions and the remaining amount of free rent with respect to the lease with Credit Suisse Asset Management ("CSAM") as of the closing date of the Transaction (the "Closing Date").

       On September 23, 1999, Buyer deposited $20,000 (the "Deposit") with the Escrow Agent. The Deposit is non-refundable in the event of a breach of the Purchase Agreement by Buyer. Immediately prior to the Closing Date, the existing debt on the 237 Property will be refinanced with new debt of at least $200,000 encumbering the 237 Property. After payment of the release price under the existing debt encumbering the 237 Property and any other costs associated with the refinancing, any excess proceeds from such refinancing will be distributed to the Company as part of the purchase price. In connection with such refinancing, the Company has agreed to cooperate with Buyer in connection with (a) converting the 237 Property Owning Partnership to a Delaware limited liability company ("237 Park LLC"), (b) forming wholly owned subsidiaries of 237 Park LLC, and
       (c) effecting a transfer of the 237 Property to such subsidiaries, in each case, immediately prior to the closing of the Transaction (the "Closing"). Management expects to distribute approximately $194,600 ($15 per share of Common Stock) to the Company's stockholders shortly after the Closing Date, although there can be no assurance that the distribution will be made or that the Transaction will be consummated.

       In order to facilitate consummation of the Transaction, on October 28, 1999, the Company entered into an agreement (the "Restructuring Agreement") with Buyer, JMB/NYC Office Building Associates, L.P. ("JMB/NYC") and certain of their respective affiliates, pursuant to which the Company agreed to:

             (a) liquidate the Lower Tier Limited Partnership, and distribute to the Company and Upper Tier Limited Partnership interests in the Property Owning Partnerships;

             (b) cause the Upper Tier Limited Partnership to contribute its interest in the 237 Property Owning Partnership to a partnership affiliated with Buyer (the "Buyer Affiliated Partnership") in exchange for partnership units in the Buyer Affiliated Partnership having a market value as of the Closing Date of $505;

             (c) assign to an affiliate of JMB/NYC, a limited partner of the Upper Tier Limited Partnership, the Company's interest in certain notes made by another affiliate of JMB/NYC held by the Company (the "JMB Notes"), and the security agreement and participation agreement related thereto, pursuant to which the Company might otherwise have been able to receive payments of up to $750 in respect of such notes upon the distribution of cash flow from the Property Owning Partnerships to the Upper Tier Limited Partnership;

             (d) amend the indemnity agreement between the Company and JMB/NYC and certain of its affiliates (the "JMB Indemnitors"), by reducing the maximum amount for which the JMB Indemnitors could be liable to the Company and its affiliates from $25,000 to approximately $14,286 and releasing approximately 43% of the $10,000 collateral securing such indemnity obligations; and

             (e) amend and restate the partnership agreements of 1290 Property Owning Partnership and the Upper Tier Limited Partnership to provide that
       (i) if JMB/NYC exercises its right to cause the 1290 Property Owning Partnership to acquire the Upper Tier Limited Partnership's interest in the 1290 Property Owning Partnership (the "JMB Put Right"), which is exercisable only in September of any calendar year, commencing with the calendar year 2000, the Company will be required to pay to JMB/NYC the greater of (x) $1,000 and (y) a price based upon a multiple of the net operating income of 1290 Property for the immediately preceding calendar year reduced by the debt encumbering the 1290 Property and any priority distributions to which the Company is entitled as general partner of the Lower Tier Limited Partnership (the "JMB Formula Rate"), (ii) if the Company exercises its right to acquire the Upper Tier Limited Partnership's interest in the 1290 Property Owning Partnership (the "Company Call Right"), which is exercisable in March and April of each year, at any time after March 1, 2001, the Company would be required to pay to the JMB/NYC, the greater of (x) $1,400 and (y) a price based upon a multiple of twice the net operating income of 1290 Property for the period of January 1, 2000 through June 30, 2000 reduced by the debt encumbering the 1290 Property and any priority distributions to which the Company is entitled as general partner of the Lower Tier Limited Partnership (the "Company Formula Rate"), and (iii) if the Company sells the 1290 Property or its direct or indirect ownership interests therein or greater than a 51% interest in the Company is transferred through a single transaction or series of related transactions prior to the exercise of the Company Call Right or the JMB Put Right, the Company would be required to pay $4,500 to JMB/NYC. The Company does not intend to engage in any of the transactions described in clause (iii) prior to March 1, 2001, and intends to exercise the Company Call Right in March 2001. If the Company exercises the Company Call Right in March 2001, the Company expects that it would be required to pay $1,400 to JMB/NYC. Pursuant to the existing partnership agreements of the Upper Tier Limited Partnership and the 1290 Property Owning Partnership, prior to amendment thereof in accordance with the Restructuring Agreement, the Company estimates that it would be required to pay JMB/NYC significantly less than $1,000 upon the exercise of the JMB Put Right or $1,400 upon the exercise of the Company Call Right.

       The Board of Directors approved the Transaction, and stockholders representing 72.9% of the Company's outstanding common stock executed voting agreements in favor of Buyer and delivered proxies directing the holders thereof to vote their shares "for" the Transaction. A special meeting of the Company's stockholders to consider and act upon the approval of the Transaction will be held at 11:00 a.m. on November 19, 1999 at the offices of Battle Fowler LLP, 75 East 55th Street, New York, New York 10022. The Company expects the Closing to occur on or about November 19, 1999, although there can be no assurance that the sale will be consummated. For a more comprehensive discussion of the Transaction, see the Company's definitive Information Statement on Schedule 14C, filed with the Securities and Exchange Commission on October 29, 1999.

       The following summarizes the condensed results of operations for the 237 Property for the quarter and nine months ended September 30, 1999:




                                Quarter Ended       Nine Months Ended
                             September 30, 1999     September 30, 1999
                             ------------------     ------------------
REVENUES:
Base rental income                 $ 9,929              $27,478
Escalation income                    1,795                8,431
Lease termination income                --               25,855
Miscellaneous income                   153                  415
Interest income                        459                  844
                                   -------              -------

Total revenues                      12,336               63,023
                                   -------              -------

OPERATING EXPENSES:
Real estate taxes                    2,769                7,929
Operating and maintenance              693                2,001
Utilities                              255                  626
Payroll                                431                1,278
General and administrative             116                  405
Management fees                        238                  549
                                   -------              -------

Total operating expenses             4,502               12,788
                                   -------              -------

OTHER ITEMS:
Interest expense                    (3,319)              (9,947)
Depreciation and amortization         (555)              (3,834)
                                   --------             --------

Total other expenses                (3,874)             (13,781)
                                   --------             --------

NET INCOME                         $ 3,960               $36,454
                                   ========             ========


3.         REAL ESTATE TAX REFUNDS

           Real estate tax refunds represent real estate tax proceeds expected to be recovered by the Company as a result of real estate tax certiorari proceedings commenced by the Predecessors, net of any fees and expenses incurred to collect such proceeds. The Company has reflected real estate tax proceeds of $3,175 and the corresponding tenant reimbursements, fees and expenses of $2,800 related to the 1290 Property in the balance sheet as of September 30, 1999.


4.         NOTES RECEIVABLE

           Included in Notes Receivable is the estimated fair value of two tenant notes aggregating approximately $8,367 and $9,307 as of September 30, 1999 and December 31, 1998, respectively. The first note dated April 1, 1989 with a face amount of $6,500 and a maturity date of October 1, 1999 is carried at $4,000 as of September 30, 1999 and $5,232 as of December 31, 1998. On October 1, 1999 the Company entered into a settlement agreement with an existing tenant by agreeing to accept $4,000 in full satisfaction of such tenant's obligations under such note. The settlement resulted in a write off of $1,088 that is included in the results of operations for the quarter ended September 30, 1999. The Company received $4,000 as payment in full on such note on October 6, 1999.

           The second note, dated August 20, 1985, with a face value of $4,355, is carried at $4,326 and $4,075 as of September 30, 1999 and December 31, 1998 respectively. The second note does not bear interest and is payable on October 31, 1999. The Company received payment in full of such note on October 29, 1999.

5.         SECURED NOTES

            Secured Notes consist of promissory notes issued by the Property Owning Partnerships in the original principal amount of $420,000 pursuant to a Credit Agreement ("Agreement") among the Property Owning Partnerships, the lenders as signatories thereto in the Agreement and the lead lender ("Loan"). Of the aggregate original principal amount of the Loan, $250,000 of the Loan is allocated to the 1290 Property and $170,000 is allocated to the 237 Property. The Loan is cross-collateralized by the Properties. The Loan will terminate on October 10, 2001 unless sooner prepaid or terminated by the occurrence of an Event of Default (as defined in the Agreement). The Loan required the Property Owning Partnerships to make interest only payments through October 7, 1997 and principal payments of $1,875 and $7,500 in 1997 and 1998, respectively. Principal payments of $8,125, $11,250 and $11,250 are required to be made in each of 1999, 2000 and 2001, respectively. Scheduled principal payments have been made each month since October 7, 1997.

           Upon consummation of the Transaction, the Company will pay approximately $178,000 as the release price for the portion of the Secured Notes attributable to the 237 Property. If any scheduled principal payments would cause the Company to fail to comply with any income test requirements necessary for the Company to maintain its status as a REIT, then the Property Owning Partnerships may, in lieu of such principal payment, post an irrevocable letter of credit in the amount of such payment. The Property Owning Partnerships have entered into lock box agreements for the collection of rents and have established escrow accounts for real estate taxes and insurance.

           The Property Owning Partnerships and the lead lender entered into an Interest Rate Exchange Agreement effective October 10, 1996 (the "Swap Agreement"). The Swap Agreement has a term of 5 years and provides that the Property Owning Partnerships will pay interest at an effective rate of 7.987% per annum on the notional amount of $420,000. Upon consummation of the Transaction, Management may terminate a portion of the notional amount under the Swap Agreement equal to the release price attributable to the 237 Property. As of September 30, 1999, the cost to the Company of terminating that portion of the notional amount under the Swap Agreement was approximately $1,405.


6.         ACCOUNTS PAYABLE AND ACCRUED EXPENSES

           Accounts payable and accrued expenses include funded reserves held by the Company for utility tax claims, certain claims related to the Plan, tenant claims against real estate tax proceeds, brokerage commissions payable and property operating expenses payable.


7.         SUBORDINATED MINORITY INTEREST

            The Subordinated Minority Interest represents 4.95% of the net reorganization value of the Lower Tier Limited Partnership reflecting the 98.001% limited partnership interest of JMB/NYC and the .1% special general partnership interest of Carlyle Managers, Inc., an affiliate of JMB/NYC, in the Upper Tier Limited Partnership. Following the Closing, (i) if JMB/NYC exercises the JMB Put Right, the Company will be required to pay to JMB/NYC the greater of (x) $1,000 and (y) the JMB Formula Rate, (ii) if the Company exercises the Company Call Right, the Company would be required to pay to the JMB/NYC, the greater of (x) $1,400 and (y) the Company Formula Rate, and (iii) if the Company sells the 1290 Property or its direct or indirect ownership interests therein or greater than a 51% interest in the Company is transferred through a single transaction or series of related transactions prior to the exercise of the Company Call Right or the JMB Put Right, the Company would be required to pay $4,500 to JMB/NYC. The Company does not intend to engage in any of the transactions described in clause
            (iii) prior to March 1, 2001, and intends to exercise the Company Call Right in March 2001. If the Company exercises the Company Call Right in March 2001, the Company expects that it would be required to pay $1,400 to JMB/NYC. Pursuant to the existing partnership agreements of the Upper Tier Limited Partnership and the 1290 Property Owning Partnership, prior to amendment thereof in accordance with the Restructuring Agreement, the Company estimates that it would be required to pay JMB/NYC significantly less than $1,000 upon the exercise of the JMB Put Right or $1,400 upon the exercise of the Company Call Right.

           Management believes, however, that no economic obligation exists to JMB/NYC as of September 30, 1999 and, that, pursuant to the distribution priorities set forth in the limited partnership agreement the Lower Tier Limited Partnership (the "Lower Tier Limited Partnership Agreement") or, unless the Company's Properties were sold for an amount significantly in excess of the net reorganization value, JMB/NYC would only be entitled to receive approximately $450 in respect of the Subordinated Minority Interest. Management believes that, following the Closing, upon exercise by the Company of the Company Call Right, JMB/NYC would only be entitled to receive $1,400 in respect of the Subordinated Minority Interest.
           Pursuant to the Lower Tier Limited Partnership Agreement, JMB/NYC would be entitled to distributions only after the Company has received certain priority distributions as more fully described below.

           As of September 30, 1999, the Company, as general partner of the Lower Tier Limited Partnership is generally entitled to receive $380,000 and a 12% cumulative compounded return (from October 10, 1996) on such amount (net of distributions) from the Lower Tier Limited Partnership before any distributions are made in respect of the Subordinated Minority Interest.

           Following the Closing, the Company will be generally entitled to receive $268,000 and a 12% cumulative compounded return (from the Closing Date) on such amount (net of distributions) from the 1290 Property Owning Partnership before any distributions are made in respect of the Subordinated Minority Interest.

           Pursuant to the Restructuring Agreement, the Lower Tier Limited Partnership will be dissolved, and the following distribution priorities will be incorporated into the Amended and Restated Partnership Agreement of the 1290 Property Owning Partnership, after adjusting certain amounts to reflect actual distributions to the Company's stockholders in connection with the Transaction.

           The Amended and Restated Partnership Agreement of the 1290 Property Owning Partnership will provide that the aggregate Available Cash (as defined in such Amended and Restated Partnership Agreement), from distributions from the 1290 Property Owning Partnership will be distributed no less frequently than quarterly to the partners of the 1290 Property Owning Partnership as follows:

                     (i) 100% to the Company, until it has received, together with all prior distributions pursuant to this clause and clauses (i) and (iv) of the succeeding paragraph, aggregate distributions equal to a cumulative compounded return, commencing on the Closing Date (or with respect to capital contributions made after the Closing Date, the date of such capital contributions), of 12% per annum on the sum of (x) approximately $268,000 and (y) any additional capital contributions made by the Company, to the 1290 Property Owning Partnership, and (the amounts in (x) and (y), as reduced by distributions in respect of such amounts, referred to herein as the "Adjusted GP Contribution");

                     (ii) 100% to the Company, until it has received in total, taking into account distributions made to it from Available Cash and sale or refinancing proceeds, the Adjusted GP Contribution; and

                     (iii) the balance, 94.05% to the Company, 1% to 237 GP Corp. and 4.95% to the Upper Tier Limited Partnership.

           Following the Closing, the Amended and Restated Partnership Agreement of the 1290 Property Owning Partnership Agreement will also provide that distributions from the 1290 Property Owning Partnership related to any sale, refinancing, condemnation or insurance recovery of the 1290 Property or any loan made to the 1290 Property Owning
           Partnership will be distributed by the 1290 Property Owning Partnership to its partners as follows:

                     (i) 100% to the Company, until it has received, together with all prior distributions pursuant to this clause (i) and clause (i) of the immediately preceding paragraph, aggregate distributions equal to the product of (x) 0.5 and
                     (y) a 12% per annum cumulative compounded return on the Adjusted GP Contribution from the Closing Date (or with respect to capital contributions made after the Closing Date, the date of such capital contributions);

                     (ii) 100% to the Company, until it has received, together with all prior distributions pursuant to this clause (ii) and clause (ii) of the immediately preceding paragraph, aggregate distributions equal to approximately $104,000;

                     (iii) from the next $500, 90% (i.e., $450) to the Upper Tier Limited Partnership and 10% to the Company;

                     (iv) 100% to the Company, until it has received, together with all prior distributions pursuant to this clause (iv), clause (i) of this paragraph and clause (i) of the immediately preceding paragraph, a 12% per annum cumulative compounded return on the Adjusted GP Contribution commencing with respect to each capital contribution, on the date such Capital Contribution was made;

                     (v) 100% to the Company, until it has received, together with all prior distributions pursuant to this clause (v), clause (ii) of this paragraph and clause (ii) of the immediately preceding paragraph, aggregate distributions equal to the Adjusted GP Contribution; and

                     (vi) 94.05% to the Company, 1% to 237 GP Corp. and 4.95% to the Upper Tier Limited Partnership.


8.         STOCKHOLDERS' EQUITY

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


9.         STOCK PLAN AND REGISTRATION RIGHTS

           The Board of Directors adopted a Directors' stock plan (the "Stock Plan") effective October 10, 1996. Pursuant to the Stock Plan, the Board of Directors has the authority to issue to members of the Board of Directors Common Stock and options to purchase, in the aggregate, 100,000 shares of Common Stock. On the Effective Date, the initial members of the Board of Directors were granted options entitling each director to purchase an aggregate of 3,000 shares of Common Stock at an exercise price of $25 per share in accordance with the Plan.

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

           In March 1998, a new director was granted 400 shares of Common Stock and options entitling him to purchase an aggregate of 3,000 shares of Common Stock at an exercise price of $42.50 per share. Such shares and options were issued in July 1998. Of such options, 1,000 were immediately exercisable, 1,000 became exercisable on October 10, 1998 and 1,000 became exercisable on October 10, 1999. Total outstanding options at September 30, 1999 aggregated 28,000, of which 27,000 were exercisable.

           The Company has entered into a Registration Rights Agreement with the holders of Common Stock. The Registration Rights Agreement permits certain of the Company's stockholders to demand, subject to certain conditions, that the Company register their Common Stock for sale and provides all of the Company's stockholders with the right to participate proportionally in any public offering of the Company's securities.


10.        RELATED PARTY TRANSACTIONS

           Representatives - John R. Klopp, a Director, officer and a stockholder of the Company, and Jeremy FitzGerald, an officer of the Company, are employed by Capital Trust, the parent company of Victor Capital Group, one of the Company's Representatives in connection with the Transaction, pursuant to a written retention agreement between the Company, Eastdil and Victor Capital Group, which provides for a fee to be paid to Victor Capital Group equal to 0.25% of the total Transaction value and a fee to be paid to Eastdil equal to 0.25% of the total Transaction value.

           Asset Management - The Company has entered into an Asset Management Agreement with 970 Management, LLC ("Asset Manager"), which is directly affiliated with two of Metropolis' shareholders. One of these shareholders is also a Director and Officer of the Company. The Asset Manager provides asset advisory, consultation and management services for the Company. Fees for such services are payable at a rate of $25 per month, in arrears. The Asset Management Agreement also provides for reimbursement of costs and expenses for contractors and professionals, as incurred. Asset management fees incurred for three and nine months ended September 30, 1999 and 1998 aggregated approximately $75 and $225, respectively.

           The Company expects to terminate the Asset Management Agreement with respect to the 237 Property, effective on the Closing Date.

           Property Management - The Company has entered into a Management and Leasing Agreement with Tishman Speyer Properties, L.P. ("Property Manager/Leasing Agent"), which is an affiliate of a shareholder. The Property Manager/Leasing Agent manages and operates the property and provides all supervisory, management and leasing services. The Management and Leasing Agreement provides for a fee of 1.5% of Gross Revenues, payable monthly and reimbursement for overhead and all reasonable out-of- pocket-expenses incurred. The Management and Leasing Agreement also provides for leasing commissions to be calculated on a sliding scale percentage basis of a lease's base rent. Fees incurred under the Management and Leasing Agreement for the three and nine months ended September 30, 1999 aggregated approximately $1,544 and $3,110, respectively. Fees incurred for the three and nine month period ended September 30, 1998 aggregated approximately $873 and $2,176, respectively.

           An affiliate of the Property Manager/Leasing Agent provides cleaning services for the Properties. Fees paid for cleaning services for the three and nine months ended September 30, 1999 totaled $1,082 and $3,280, respectively. Fees incurred for the three and nine month period ended September 30, 1998 aggregated approximately $1,002 and $3,036, respectively.

           The Company expects to cause the 237 Property Owning Partnership or 237 Park LLC to terminate the Property Management Agreement with respect to the 237 Property, effective on the Closing Date.

           REIT Management - The Company has entered into a REIT Management Agreement with the Property Manager/Leasing Agent ("REIT Manager"). The REIT Manager performs certain accounting, administrative and monitoring services. The REIT Management Agreement provides for compensation to the REIT Manager of a monthly fee and reimbursement of documented out-of-pocket expenses. Fees incurred under the REIT Management Agreement for the three and nine months ended September 30, 1999 aggregated $20 and $60, respectively. Fees incurred for the three and nine month period ended September 30, 1998 aggregated $31 and $110, respectively.


11.        FAIR VALUE OF FINANCIAL INSTRUMENTS

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

           Upon consummation of the Transaction, the Company will repay approximately $178,000 in principal amount of the Secured Notes. Upon consummation of the Transaction, Management may terminate a portion of the notional amount under the Swap Agreement equal to the release price attributable to the 237 Property. As of September 30, 1999, the cost to the Company of terminating that portion of the notional amount under the Swap Agreement was approximately $1,405.

           The fair value estimates presented herein are based on pertinent information available to management as of September 30, 1999.

12.        REFINANCING OF 1290 PROPERTY.

           The Company is presently engaged in negotiations regarding the refinancing of the 1290 Property. If such refinancing is consummated, the mortgage debt encumbering the 1290 Property will be significantly greater than the mortgage debt presently allocated to the 1290 Property, and the net proceeds to the Company resulting from such increased debt are expected to be distributed by the Company to its stockholders. There can be no assurance that the refinancing will be consummated and that such net proceeds will be distributed.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
           (In  thousands, except  share information)

           General

           The discussion below relates primarily to the financial condition and results of operations of the Company for the third quarter of 1999. Stockholders are encouraged to review the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1998 contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 for a more complete understanding of the Company's financial condition and results of operations.

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

           The 1290 Property is a 43-story Class A commercial office building with approximately 1.9 million rentable square feet of space. The building is centrally located in midtown Manhattan and is connected to the famed "Rockefeller Center" complex via an underground passageway. The 1290 Property serves as the corporate headquarters for The Equitable Life Assurance Society of the United States, and is currently 98% leased. Through December 2005, approximately 27% of the total rentable area of the building is subject to expiring leases.

           The 237 Property is a 21-story Class A commercial office building with approximately 1.1 million rentable square feet of space. The building, centrally located in midtown Manhattan, is situated off one of New York City's most prestigious thoroughfares and is within close proximity to Grand Central Station, a transportation hub. The 237 Property serves as the corporate headquarters for J. Walter Thompson Company, a major advertising agency and CSAM. The 237 Property is currently 98% leased and through December 2005, approximately .6% of the total rentable area of the building is subject to expiring leases.

           The Company, through the Property Owning Partnerships, has retained Tishman Speyer Properties, L.P. to serve as the Property Manager/Leasing Agent, which is responsible for managing the daily operations of the Properties, and 970 Management, LLC, an affiliate of Victor Capital Group, L.P., to serve as the Asset Manager. The Company has also entered into a REIT Management Agreement with Tishman Speyer Properties, L.P. to perform certain accounting, administrative and REIT compliance monitoring services.

           As of September 30, 1999, 12,970,646 shares of common stock were issued and outstanding. The Common Stock of the Company is not listed on any exchange, and the Company does not intend to list the Common Stock on any exchange in the near term.

           The assets and results of operations of the Properties are reported in the consolidated financial statements of the Company using the consolidation method of accounting.

           The Transaction

           In July 1999, the Board of Directors approved the retention of the Representatives to explore strategic alternatives for the Company, including a possible sale of the Company's interests in the 237 Property. The Representatives commenced formal marketing of the 237 Property on or about July 20, 1999. On or about

August 25, 1999, the Representatives received nine all-cash bids. On September 13, 1999, the Company began negotiations with Buyer. On September 23, 1999, the Company and Buyer entered into the Purchase Agreement. Such Purchase Agreement was subsequently amended to facilitate Buyer's financing of the 237 Property and the Company's ability to subsequently sell or otherwise transfer the 1290 Property.

           Pursuant to the Purchase Agreement, the Company has agreed to sell all of its direct and indirect interests in the 237 Property for an aggregate purchase price of $372,000, subject to customary prorations and certain adjustments, including, (a) an adjustment to increase the purchase price by 2.75% of the principal amount of the mortgage securing the 237 Property that is assigned to Buyer's lender, and (b) an adjustment to reduce the purchase price by the amount of unpaid tenant improvements, leasing commissions and the remaining amount of free rent with respect to the lease with CSAM as of the Closing Date. Management expects to distribute approximately $194,600 ($15/share of Common Stock) to the Company's stockholders shortly after the Closing Date, although there can be no assurance that the distribution will be made or that the Transaction will be consummated.

           On September 23, 1999, Buyer deposited the Deposit with the Escrow Agent. The Deposit is non-refundable in the event of a breach of the Purchase Agreement by Buyer. Immediately prior to the Closing Date, the existing debt on the 237 Property will be refinanced with new debt of at least $200,000 encumbering the 237 Property. After payment of the release price under the existing debt encumbering the 237 Property and any other costs associated with the refinancing, any excess proceeds from such refinancing will be distributed to the Company as part of the purchase price. In connection with such refinancing, the Company has agreed to cooperate with Buyer in connection with
(a) converting the 237 Property Owning Partnership to 237 Park LLC, (b) forming wholly owned subsidiaries of 237 LLC, and (c) effecting a transfer of the 237 Property to such subsidiaries, in each case, immediately prior to the Closing.

           The Company has also agreed to:

                  (a) cause the Upper Tier Limited Partnership to contribute its interest in 237 LLC to the Buyer Affiliated Partnership in exchange for partnership units in the Buyer Affiliated Partnership having a market value as of the Closing Date of $505;

                  (b) assign to an affiliate of JMB/NYC the Company's interest in the JMB Notes, and the security agreement and participation agreement related thereto, pursuant to which the Company might otherwise have been able to receive payments of up to $750 in respect of such notes upon the distribution of cash flow from the Property Owning Partnerships to the Upper Tier Limited Partnership;

                  (c) amend the indemnity agreement between the Company and the JMB Indemnitors, by reducing the maximum amount for which the JMB Indemnitors could be liable to the Company and its affiliates from $25,000 to approximately $14,286 and releasing approximately 43% of the $10,000 collateral securing such indemnity obligations;

                  (d) liquidate the Lower Tier Limited Partnership; and

                  (e) amend and restate the partnership agreements of 1290 Property Owning Partnership and the Upper Tier Limited Partnership to provide that (i) if JMB/NYC exercises the JMB Put Right, the Company will be required to pay to JMB/NYC the greater of (x) $1,000 and (y) the JMB Formula Rate, (ii) if the Company exercises the Company Call Right, the Company would be required to pay to the JMB/NYC, the greater of (x) $1,400 and (y) the Company Formula Rate, and (iii) if the Company sells the 1290 Property or its direct or indirect ownership interests therein or greater than a 51% interest in the Company is transferred through a single transaction or series of related transactions prior to the exercise of the Company Call Right or the JMB Put Right, the Company would be required to pay to JMB/NYC $4,500.

           The Company does not intend to engage in any of the transactions described in (e)(iii) prior to March 1, 2001, and intends to exercise the Company Call Right in March 2001. If the Company exercises the Company Call Right in March 2001, the Company expects that it would be required to pay $1,400 to JMB/NYC. Pursuant to the existing partnership agreements of the Upper Tier Limited Partnership and the 1290 Property Owning Partnership, prior to amendment thereof in accordance with the Restructuring Agreement, the Company estimates that it would be required to pay JMB/NYC significantly less than $1,000 upon the exercise of the JMB Put Right or $1,400 upon the exercise of the Company Call Right. Pursuant to the existing partnership agreements of the

Upper Tier Limited Partnership and the 1290 Property Owning Partnership, prior to amendment thereof in accordance with the Restructuring Agreement, the Company estimates that it would be required to pay JMB/NYC significantly less than $1,000 upon the exercise of the JMB Put Right or $1,400 upon the exercise of the Company Call Right.

           The Board of Directors approved the Transaction, and stockholders representing 72.9% of the Company's outstanding common stock executed voting agreements and proxies pursuant to which they agreed to have their shares voted "for" the Transaction. A special meeting of the Company's stockholders to consider and act upon the approval of the Transaction will be held at 11:00 a.m. on November 19, 1999 at the offices of Battle Fowler LLP, 75 East 55th Street, New York, New York 10022. The Company expects the Closing to occur on or about November 19, 1999, although there can be no assurance that the sale will be consummated. For a more comprehensive discussion of the Transaction, see the Company's definitive Information Statement on Schedule 14C, filed with the Securities and Exchange Commission on October 29, 1999.

           Results of Operations

           Quarters Ended September 30, 1999 and 1998

           Base rental income and escalation income decreased by approximately $143 from the quarter ended September 30, 1999 as compared to the same period in the prior year. The decrease is comprised of an increase of $1,343 in base rental income for the quarter ended September 30, 1999 as compared with the same period in the prior year. This is primarily due to the higher base rents associated with the CSAM lease at the 237 Property in comparison to the base rents associated with the lease with Swiss Reinsurance America Corporation ("Swiss Re") at the 237 Property. Additionally, there was a decrease of $1,486 in operating escalations for the same period resulting from the early termination of the lease with Swiss Re, a tenant of the 237 Property as of June 30, 1999.

           Operating expenses for the quarter ended September 30, 1999 decreased by approximately $625 as compared to the same period in the prior year. The decrease is primarily attributable to fees and expenses incurred in 1998 in connection with the settlement of tax certiorari proceedings related to 2 Broadway, totaling $2,238. Operating expenses as a percentage of base rental income and escalation income decreased to 43% for the quarter ended September 30, 1999 from 46% for the quarter ended September 30, 1998.

           Depreciation and amortization for the quarter ended September 30, 1999 was $4,867 as compared to $4,233 for the same period in the prior year. The increase of $634 is due to building and tenant improvements made subsequent to the third quarter of 1998. As of July 20, 1999, depreciation and amortization has not been recorded on the real estate assets of the 237 Property as a result of the Company's decision to sell this property, as described in Note 1 to the Company's consolidated financial statements.

           Other items include a write off for the quarter ended September 30, 1999 of $1,088 equal to the difference between the carrying amount of a tenant note receivable ($5,088) and the settlement amount of $4,000. On October 1, 1999, the Company settled a claim with a tenant on its note receivable dated April 1, 1989 with a face amount of $6,500 and a maturity date of October 1, 1999, whereby the Company agreed to accept $4,000 as payment in full satisfaction of such tenant's obligation under such note. The Company received such payment on October 6, 1999.

           Nine Months Ended September 30, 1999 and 1998

           Base rental income and escalation income decreased by approximately $4,485 for the nine months ended September 30, 1999 as compared to the same period in the prior year. This decrease is primarily attributable to the write off of $900 of deferred rent receivable related to the early partial termination of the lease with Warburg Pincus at the 237 Property, $2,545 related to the lease assumption by ABN-AMRO, Incorporated of B.T. Alex Brown's lease at the 1290 Property, the expiration of two leases at the 1290 Property and the early termination of the lease with Swiss Re at the 237 Property as of June 30, 1999.

           As of June 30, 1999, the Company terminated the lease with Swiss Re. The termination of the lease resulted in the payment by Swiss Re to the Company of a one-time lease termination fee of $25,855, which was received by the Company in July 1999. Contemporaneously with the termination of the Swiss Re lease, the Company entered into a 15-year lease with CSAM with respect to approximately 343,000 square feet of space including all of the former Swiss Re leased space. The Company incurred leasing commissions of $6,910 in connection with the CSAM lease that are payable prior to December 31, 1999 and agreed to make tenant improvements in the amount of $11,491. The CSAM lease also provides for a free rent period through December 31, 1999.

           As of June 30, 1999 the Company entered into an assignment and assumption agreement pursuant, to which B.T. Alex Brown, a tenant of the 1290 Property assigned its lease to ABN-AMRO, Incorporated. The assignment of the lease resulted in B.T. Alex Brown delivering its space to ABN-AMRO, Incorporated, and the one-time payment to B.T. Alex Brown of $8,000 by the Company in June 1999.

           During the quarter ended June 30, 1999, the Company settled certain New York City and New York State utility tax claims with respect to the property located at 2 Broadway that was owned by the Predecessor for all tax years up to December 31, 1995 for an amount that was approximately $2,900 less than the amount the Company had previously reserved for such claims. The reversal of that reserve resulted in an increase in miscellaneous income of approximately $2,900 for such period. The Company continues to maintain adequate reserves for utility tax claims with respect to open tax years.

           Operating expenses for the nine months ended September 30, 1999 were $39,010, a decrease of 1.4% from the nine months ended September 30, 1998. Operating expenses as a percentage of base rental income and escalation income increased to 40% for the nine months ended September 30, 1999 from 39% for the nine months ended September 30, 1998.

           Depreciation and amortization for the nine months ended September 30, 1999 was $13,662 as compared to $12,476 for the same period in the prior year. The increase of $1,186 is due to building and tenant improvements made subsequent to the third quarter of 1998. As of July 20, 1999 depreciation and amortization has not been recorded on the real estate assets of the 237 Property as a result of the Company decision to sell this property, as described in Note 1 to the Company's financial statements.

           Other items include an expense for the quarter ended September 30, 1999 of $1,088 equal to the difference between the carrying amount of a tenant note receivable ($5,088) and the settlement amount of $4,000. On October 1, 1999, the Company settled a claim with a tenant on its note receivable dated April 1, 1989 with a face amount of $6,500 and a maturity date of October 1, 1999 whereby the Company agreed to accept $4,000 as full satisfaction of tenant's obligation under such Note. The Company received such payment on October 6, 1999.

           Liquidity and Capital Resources

           During the nine months ended September 30, 1999, cash flow from operations totaled $59,673. The Company used this cash flow from operations for leasing costs of approximately $13,902, $8,000 to acquire tenant improvements related to the early termination of a tenant lease at the 1290 Property, principal payments on the Loan of $5,625 and $1,680 to fund building and tenant improvements.

           At September 30, 1999, the Company had unrestricted cash on hand of approximately $43,100 of which $6,485 was used to pay a dividend on October 15, 1999 to holders of record of the Company's Common Stock on September 30, 1999.

           On October 10, 1996, the Property Owning Partnerships borrowed $420,000 secured by the 1290 Property and the 237 Property. The Loan is cross-collateralized by the Properties and prohibits the Property Owning Partnerships from incurring any additional indebtedness. Immediately prior to the Closing, the existing debt on the 237 Property will be refinanced with new debt that will be assigned to Buyer. Thereafter, the 1290 Property will be encumbered by approximately $225,000 of debt, which will not be cross-collateralized by the 237 Property. The Company may be able to incur unsecured indebtedness, although it has no present plans to do so. The Company believes that cash on hand and existing cash flow from operations are sufficient to satisfy the Company's foreseeable cash requirements which consist primarily of property operating expenses, real estate taxes, capital expenditures, debt service on the Loan and distributions necessary to enable the Company to continue to qualify as a REIT. The Loan matures on October 10, 2001. If not repaid or refinanced prior to such date, the Property Owning Partnerships will be required to refinance the Loan on that date. There can be no assurance, however, that the Company will be able to refinance the Loan on that date or what the terms of any refinancing will be.

           The Company is presently engaged in negotiations regarding the refinancing of the 1290 Property. If such refinancing is consummated, the mortgage debt encumbering the 1290 Property will be significantly greater than the mortgage debt presently allocated to the 1290 Property, and the net proceeds to the Company resulting from such increased debt are expected to be distributed by the Company to its stockholders. There can be no assurance that the refinancing will be consummated and that such net proceeds will be distributed.

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

           Funds from Operations is summarized in the following table.




                                                              Quarter ended                      Nine months ended
                                                              September 30,                        September 30,
                                                  ---------------------------------  ---------------------------------------
                                                         1999             1998               1999                 1998
                                                  ---------------    --------------   ----------------    ------------------

Net income                                               $5,532          $9,708            $49,431                $29,917

      Add:
             Depreciation attributable to real
             property and amortization
             attributable to leasing costs                4,867           3,679             13,662                 10,815
             Write off of note receivable                 1,088              --              1,088                     --
             Write off deferred rent
             receivable                                      --              --              3,500                     --
      Subtract:
               Lease termination income                      --              --             25,855                     --
                                                   ------------     ------------     --------------          ------------
Funds from Operations                                   $11,487          $13,387           $41,826                $40,732
                                                   ============     ============     ==============          ============

Weighted Average Number of Shares of                 12,998,646       12,991,646        12,998,646             12,991,646
Common Stock Outstanding1                          ============     ============     ==============          ============


--------------------------

1 Includes 28,000 shares of Common Stock issuable upon the exercise of outstanding options.


ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

           The carrying amount of cash and cash equivalents, escrow deposits, tenant security deposits, tax refunds receivable, and accounts receivable are a reasonable estimate of their fair value due to their short-term nature. The Property Owning Partnerships and the lead lender under the Loan entered into the Swap Agreement effective October 10, 1996. The Swap Agreement has a term of 5 years and provides that the Property Owning Partnerships will pay interest at an effective rate of 7.987% per annum on the notional amount of $420,000. The Company believes the fair value of the Swap Agreement generally offsets gains or losses on the Secured Notes being hedged and changes the nature of such underlying financial instruments. Upon consummation of the Transaction, Management may terminate a portion of the notional amount under the Swap Agreement equal to the release price attributable to the 237 Property. As of September 30, 1999, the cost to the Company of terminating that portion of the notional amount under the Swap Agreement was approximately $1,405.


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

           None.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters To a Vote of Security Holders

           A special meeting of the Company's stockholders (the "Meeting") to consider and act upon the approval of the Transaction will be held on November 19, 1999 at 11 a.m. (New York City time) at the offices of Battle Fowler LLP, 75 East 55th Street, New York, New York 10022. For further details regarding the Meeting, see the Company's definitive Information Statement on Schedule 14C, filed with the Securities and Exchange Commission on October 29, 1999.

Item 5.    Other Information

           None.

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits required by Item 601 of Regulation S-K

               10.1 Interest Purchase Agreement, dated as of September 23, 1999, as amended, by and among the Company, 237 GP Corp., 237 Park Investors, L.L.C. and the Escrow Agent (as defined therein), as escrow agent.*

               10.2 Restructuring Agreement, dated as of October 28, 1999, by and among the Company, 237 GP Corp., JMB/NYC Office Building Associates, L.P., certain other holders of indirect interests in the 237 Property and certain affiliates of 237 Park Investors, L.L.C.*

               27.1 Financial Data Schedule as of, and for the quarter ending, September 30, 1999.

           (b) Reports on Form 8-K

              Current Report of Form 8-K, filed with the Securities and Exchange Commission on October 1, 1999.


* Incorporated by reference to the Company's Information Statement on Schedule 14C, filed with the Commission on October 20, 1999.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     METROPOLIS REALTY TRUST, INC.


    Date: November 15, 1999          By:      /s/ Lee S. Neibart
                                         ------------------------
                                         Name:   Lee S. Neibart
                                         Title:  President


    Date: November 15, 1999          By:      /s/ Stuart Koenig
                                         ------------------------
                                         Name:   Stuart Koenig
                                         Title:  Vice President and Treasurer





                                       S-1



                                  EXHIBIT INDEX


Exhibit No.       Description
-----------       -----------

27.1              Financial Data Schedule