Form 10-K
period 1999-12-31
METROPOLIS REALTY TRUST INC
filed 2000-03-30
CIK 1028198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                      ------------------------------------


                                    FORM 10-K

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1999

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

                           Yes [X]         No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Of the Company's 12,997,646 shares of Common Stock outstanding, 9,354,410 shares are held by affiliates of the Registrant and 3,643,236 of the Company's shares are held by non-affiliates of the Registrant. The Common Stock is not listed on any exchange; the Company does not intend to list the Common Stock on any exchange in the near term; there is not currently a public market for the Common Stock; and there can be no assurance that an active trading market for the Common Stock will develop or be sustained.

As of February 29, 2000, there were 12,997,646 shares of the Registrant's Common Stock issued and outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:

The Exhibits to the Company Registration Statement on Form 10, as amended, and the Exhibits to the Company's definitive Information Statement on Schedule 14C, filed with the Commission on October 29, 1999, are hereby incorporated by reference in Item 14 of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS


PART I   .....................................................................1
         ITEM 1.    BUSINESS..................................................1
         ITEM 2.    PROPERTY..................................................6
         ITEM 3.    LEGAL PROCEEDINGS........................................10
         ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......10

PART II  ....................................................................11
         ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                    STOCKHOLDER MATTERS......................................11
         ITEM 6.    SELECTED FINANCIAL DATA..................................12
         ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS......................13
         ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                    ABOUT MARKET RISK........................................16
         ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............17
         ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                    ACCOUNTING AND FINANCIAL DISCLOSURE......................30

PART III ....................................................................31
         ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......31
         ITEM 11.   EXECUTIVE COMPENSATION...................................33
         ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                    AND MANAGEMENT...........................................34
         ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........37
         ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                    ON FORM 8-K..............................................39


               ---------------------------------------------------



             CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE SECURITIES LITIGATION REFORM ACT OF 1995

         WHEN USED IN THIS ANNUAL REPORT ON FORM 10-K, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "BUSINESS -- QUALIFICATION AS A REIT". READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF OR THEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD- LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURRING AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. THE COMPANY'S ACTUAL RESULTS OR OUTCOMES MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED.

                                     PART I


ITEM 1.           BUSINESS

                  Overview

                  Metropolis Realty Trust, Inc., a Maryland corporation (the "Company"), is a real estate investment trust (a "REIT"). The Company was formed on May 13, 1996 to facilitate the consummation of the Second Amended Joint Plan of Reorganization of 237 Park Avenue Associates, L.L.C. ("237 LLC") and 1290 Associates, L.L.C. ("1290 LLC" and, together with 237 LLC, the "Predecessors"), dated September 20, 1996 (as amended, the "Plan"), and, thereby, acquire the interests of 237 LLC and 1290 LLC in the properties located in New York City at 237 Park Avenue (the "237 Property") and 1290 Avenue of the Americas (the "1290 Property," and together with the 237 Property, the "Properties"). The Predecessors were two of the many companies, partnerships and joint ventures that collectively constituted the United States operations of the Olympia & York ("O&Y") group of companies. The transactions contemplated by the Plan were consummated on October 10, 1996 (the "Effective Date").

                  On November 22, 1999, the Company sold all of its interests in the 237 Property. Following such sale and as of December 31, 1999, the Company owns a 94.05% partnership interest, as limited partner, in 1290 Partners, L.P., a Delaware limited partnership (the "1290 Property Owning Partnership"). The 1290 Property Owning Partnership owns the 1290 Property. A wholly-owned subsidiary of the Company ("1290 GP Corp.") owns a 1% interest, as general partner, in the 1290 Property Owning Partnership. The remaining 4.95% interest in the 1290 Property Owning Partnership is owned by 237/1290 Upper Tier Associates, L.P., a Delaware limited partnership (the "Upper Tier LP"). The 4.95% interest is subordinated to the 94.05% partnership interest of the Company with respect to certain priority distributions from the 1290 Property Owning Partnership. The Upper Tier LP and the 1290 Property Owning Partnership are hereinafter referred to, collectively, as the "Partnerships."

[GRAPHIC OMITTED]

                  Sale of 237 Property

                  On September 23, 1999, the Company entered into an Interest Purchase Agreement (the "Purchase Agreement") with 237 Park Investors, L.L.C. (the "237 Buyer"), pursuant to which the Company agreed to sell all of its interests in the 237 Property for an aggregate purchase price of $372,000,000, subject to customary prorations and certain adjustments (the "237 Property Sale").

                  On October 27, 1999, in connection with 237 Property Sale, the Company entered into a Restructuring Agreement ("Restructuring Agreement") with the 237 Buyer and certain other holders of indirect interests in the 237 Property, pursuant to which the Company agreed, directly and through its subsidiaries, to (i) convert the partnership that owned the 237 Property to a Delaware limited liability company ("237 Property LLC"); (ii) liquidate the partnership that held the interests in the 237 Property and the 1290 Property (the "Lower Tier LP") and cause Lower Tier LP to distribute its interest in the 1290 Property Owning Partnership and 237 Property LLC to the Company and Upper Tier LP in proportion to their interests in Lower Tier LP; (iii) cause Upper Tier LP to contribute its interest in 237 Property LLC to a partnership affiliated with the 237 Buyer (the "Buyer Affiliated Partnership") in exchange for partnership units in the Buyer Affiliated Partnership having a market value as of the Closing Date of $505,050; (iv) assign to an affiliate of JMB/NYC Office Building Associates, L.P. ("JMB/NYC"), the Company's interest in notes pursuant to which the Company might otherwise have been able to receive payments of up to $750,000 upon the distribution of cash flow from 237 Property LLC and 1290 Property Owning Partnership; (v) amend the indemnity agreement between the Company and JMB/NYC and certain of its affiliates (the "JMB Indemnitors"), by reducing the maximum amount for which the JMB Indemnitors could be liable to the Company and its affiliates from $25,000,000 to approximately $14,286,000 and releasing approximately 43% of the $10,000,000 collateral securing such indemnity obligations; and (vi) amend the partnership agreement of the 1290 Property Owning Partnership (the "1290 Property Owning Partnership Agreement") and the limited partnership agreement of Upper Tier LP (the "Upper Tier Partnership Agreement") to provide that (A) if JMB/NYC exercises its right (the "JMB Put Right"), which right is exercisable commencing in September 2001, to cause the Company to acquire the interest held by Upper Tier LP in the 1290 Property Owning Partnership (the "Upper Tier LP Interest"), the Company would be required to pay to JMB/NYC the greater of (x) $1,000,000 and (y) the Put Amount (as defined below), (B) if the Company exercises its right (the "Company Call Right"), which right is exercisable commencing in March 2001, to acquire the Upper Tier LP Interest, the Company would be required to pay to JMB/NYC the greater of (x) $1,400,000 and (y) the Call Amount (as defined below), and (C) the Company may sell the 1290 Property, its partnership interest in the 1290 Property Owning Partnership or greater than a 51% interest in the Company itself at any time after January 1, 2000; provided that in connection with such sale the Company pays to JMB/NYC $4,500,000. "Put Amount" means the price based upon a multiple of the net operating income of the 1290 Property for the immediately preceding calendar year reduced by the debt encumbering the 1290 Property and any priority distributions to which the Company is entitled as general partner of the Lower Tier Limited Partnership. "Call Amount" means the price based upon a multiple of twice the net operating income of the 1290 Property for the period of January 1, 2000 through June 30, 2000 reduced by the debt encumbering the 1290 Property and any priority distributions to which the Company is entitled as general partner of the Lower Tier Limited Partnership.

                  The Company does not intend to sell the 1290 Property prior to March 2001 and intends to exercise the Company Call Right in March 2001. If the Company exercises the Company Call Right in March 2001, the Company expects that it would be required to pay $1,400,000 to JMB/NYC. Pursuant to the agreements that existed prior to their amendment in accordance with the Restructuring Agreement, the Company estimates that it would have been required to pay JMB/NYC significantly less than $1,000,000 upon the exercise of the JMB Put Right or $1,400,000 upon the exercise of the Company Call Right.

                  On November 22, 1999, the Company consummated the 237 Property Sale. After repayment of the mortgage indebtedness encumbering the 237 Property of approximately $162,708,000, the net proceeds of the 237 Property Sale were distributed to the Company's stockholders as part of the dividend of $15.00 per share of the Company's Common Stock on December 10, 1999.

                  The Refinancing of the 1290 Property

                  On December 13, 1999, the 1290 Property Owning Partnership repaid mortgage indebtedness secured by the 1290 Property of approximately $224,900,000 and obtained a $425,000,000 mortgage loan (the "1290 Mortgage Loan"). Interest on the 1290 Mortgage Loan is based on LIBOR plus 2% and requires interest only payments through maturity on January 2, 2003. The 1290 Property Owning Partnership has a one time right, at its option to extend the maturity for a period of 12 months (subject to achieving certain conditions, including a debt service coverage ratio, loan to value ratio and the payment of a 25 basis point extension fee). The 1290 Mortgage Loan may not be prepaid prior to June 30, 2000. If prepaid between July 1, 2000 and December 31, 2000, the 1290 Mortgage Loan can be repaid with a prepayment premium equal to one-half of one percent (.5%) of the outstanding principal balance. The 1290 Mortgage Loan may be repaid in whole after December 31, 2000, without penalty. The costs associated with securing the 1290 Mortgage Loan of approximately $12,823,000 are included in deferred financing costs and are amortized over the term of the 1290 Mortgage Loan. Unamortized costs associated with the prior mortgage indebtedness of approximately $2,307,000 were written off.

                  Business

                  The Company's principal assets consist of its interests in the Partnerships through which it owns the 1290 Property, as described below under "ITEM 2. -- PROPERTY." The Company's principal business objective is to operate the 1290 Property in a manner that will maximize the 1290 Property's revenues and value and in turn maximize funds from operations and stockholder value. The Company may acquire additional properties in the future, although it has no present plans to do so. As further described under "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -- Asset Manager" and " -- Management and Leasing Agreements," the 1290 Property Owning Partnership has retained 970 Management, LLC (the "Asset Manager"), an affiliate of Victor Capital Group, L.P. ("VCG"), to serve as asset manager and Tishman Speyer Properties, L.P. (the "Property Manager/Leasing Agent"), to serve as property manager/leasing agent to manage the day-to-day operations of the 1290 Property.

                  Competition

                  Numerous office building properties in New York City compete with the 1290 Property in attracting tenants to lease space. Some of these competing properties are newer or better located than the 1290 Property. The amount of space available in competitive commercial properties in the New York City area could have a material effect on the 1290 Property Owning Partnership's ability to lease space in the 1290 Property and on the rents charged. However, the 1290 Property is currently approximately 99% leased, with leases aggregating approximately 21% of the total rentable square feet expiring over the next five years. See "Item 2 -- Property."

                  Employees

                  The Company does not have any employees. The 1290 Property Owning Partnership assumed the Predecessors' labor agreements with respect to union employees employed at the 1290 Property. The Property Manager/Leasing Agent has employed such union employees on behalf of the 1290 Property Owning Partnership. The Company believes that there are no unfunded retiree benefits liabilities under the pension plans established pursuant to the labor agreements referred to above.

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

                  The Company intends to make distributions to its stockholders to comply with the distribution provisions of the Internal Revenue Code and to avoid Federal income taxes and the nondeductible 4% excise tax. A substantial portion of the Company's income will consist of the income of the 1290 Property Owning Partnership and the Company's cash flow will consist primarily of distributions from the 1290 Property Owning Partnership.

                  Differences in timing between the receipt of income and the payment of expenses in arriving at taxable income of the Company or the 1290 Property Owning Partnership, the effect of nondeductible capital expenditures, the creation of reserves or required debt amortization payments could require the Company to borrow funds on a short-term or long-term basis to meet the distribution requirements that are necessary to continue to qualify as a REIT. In such circumstances, the Company might need to borrow funds to avoid adverse tax consequences even if the Company's management believes that the then prevailing market conditions generally are not favorable for such borrowings or that such borrowings are not advisable in the absence of such tax considerations. There is no assurance that the Company will be able to continue to satisfy the annual distribution requirement so as to qualify as a REIT.

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


ITEM 2.           PROPERTY

                  The 1290 Property

                  The 1290 Property Owning Partnership holds the fee title to the 1290 Property and all improvements thereon. The 1290 Property, completed in 1963, is a 43-story, first class commercial office building with approximately 1,970,000 rentable square feet of space. The building is centrally located in midtown Manhattan and is connected to the famed "Rockefeller Center" complex via an underground passageway.

                  The average occupancy rates for the 1290 Property for the years 1995 through 1999 were approximately 78%, 90%, 97%, 99% and 99%, respectively.

                  As of December 31, 1999, the 1290 Property was approximately 99% leased and there were leases and license agreements with 32 tenants and 4 licensees covering approximately 1,938,000 rentable square feet of space. For the year ended December 31, 1999, the annual average rent (including electricity and additional rent payable on account of operating expenses, porters wage, and real estate tax escalations) for office space leased in the building was approximately $43.02 per square foot. For the year ended December 31, 1999, approximately 73,000 square feet of space was under lease to retail tenants, at an average annual rent (including electricity and additional rent payable on account of operating expenses, porters wage and real estate tax escalations) of approximately $66.81 per rentable square foot. As of December 31, 1999, approximately 29,000 rentable square feet of office and storage space was available for rent.

                  The building serves as the corporate headquarters of The Equitable Life Assurance Society of the United States ("Equitable"). In addition to Equitable, the building houses a variety of tenants, including financial institutions, entertainment companies and law firms.

                  The following table summarizes certain information regarding the largest leases at the 1290 Property as of December 31, 1999:

                                                                             Annual Base Rent      Gross Rent        Date(s) of
                                                         Leased square          per square         per square          Lease
Tenant                              Nature of Business      footage(1)        foot leased(2)     foot leased(3)      Expiration
------                              ------------------      -------            -----------        -----------         ----------
Equitable                          Insurance/Financial
                                   Services                  625,261            $36.59(4)         $39.17(4)        12/31/11(5)

Warner Communications, Inc.        Entertainment             276,345            $40.03(6)        $43.05(6)        6/30/12(7)

The Bank of New York               Financial Services        107,448            $39.44(8)         $41.09(8)        12/31/10(9)

EMI Entertainment World, Inc.      Entertainment             129,927            $36.97(10)        $40.51(10)       9/30/02(11)

Deutsche Bank, AG                  Financial Services        125,243            $40.81            $42.65           2/14/14(12)

Robinson Silverman                 Law Firm                   99,954            $49.15(13)        $53.94(13)       3/31/04

Morrison Foerster                  Law Firm                   93,606            $49.96(14)        $53.25(14)       9/30/12

ABN-AMRO                           Financial Services         87,626            $57.00(15)        $57.41(15)       10/31/14

GMAC                               Financial Services         81,892            $33.50            $34.28           12/31/10

Other Office and Retail Tenants    Various                   311,029            $43.12            $49.41           2000-2013

(1) Leased square footage does not include approximately 32,000 square feet of vacant storage and office space and the building office.

(2) Annual Base Rent means the amount contractually due (excluding adjustments related to recoveries from tenants for operating expenses, porters wage, real estate taxes, utilities or other items and rent concessions) for the year ended December 31, 1999. The Company believes that base rent is a conservative and appropriate measure for comparative purposes of commercial real estate rental revenue from office building properties that do not generate percentage rents based on sales.

(3) Gross Rent means Annual Base Rent plus recoveries from tenants for operating expenses, porters wage, real estate taxes, utilities and other items.

(4)  Does not include  22,411  square  feet leased in the  basement at an Annual
     Base Rent of $24.00 per square foot and Gross Rent of $27.66 per square foot.

(5) Leases with Equitable expire December 31, 2011 (with respect to 554,322 square feet and 22,411 square feet in the basement) and December 30, 2008 (with respect to 48,528 square feet).

(6) Does not include 11,097 square feet of space leased in the basement at an Annual Base Rent of $15.42 per square foot and Gross Rent of $16.98 per square foot.

(7) Leases with Warner expire February 28, 2000 (with respect to 28,056 square feet and 8,482 square feet in the basement); September 30, 2004 (with respect to 79,801 square feet); and June 30, 2012 (with respect to 157,391 square feet and 2,615 square feet in the basement). Of the space expiring February 28, 2000, Equitable has leased 28,056 square feet, commencing March 1, 2000 at an Annual Base Rent of $51.82 per square foot with six months of free rent and reimbursement of tenant improvements of $40.00 per square foot; and 5,940 square feet in the basement at an Annual Base Rent of $30.00 per square foot.

(8) Does not include 11,633 square feet of space leased in the basement at an Annual Base Rent and Gross Rent of $45.00 per square foot.

(9) Leases with The Bank of New York expire April 30, 2003 (with respect to 31,402 square feet and 11,633 square feet in the basement); and December 31, 2010 (with respect to 64,413 square feet).

(10) Does not include 2,456 square feet of space leased in the basement at an Annual Base Rent of $26.80 per square foot and Gross Rent of $29.22 per square foot.

(11) Leases with EMI expire September 30, 2002 (with respect to 100,848 square feet and 923 square feet in the basement) and September 30, 2012 (with respect to 26,623 square feet and 1,533 square feet in basement). Of the space expiring September 30, 2002, Morrison Foerster has leased 25,158 square feet through September 30, 2012. EMI has the option to terminate its lease effective September 30, 2007 by giving the 1290 Property Owning Partnership written notice on or before September 30, 2006 and by paying a termination fee of $1,258,000.

(12) Leases with Deutsche Bank expire on December 31, 1999 with respect to 24,863 square feet and on February 14, 2014 with respect to 100,380 square feet. Equitable has leased the 24,863 square feet commencing January 1, 2000 at an Annual Base Rent of $48.00 per square foot with six months of free rent and reimbursement of tenant improvements of $40.00 per square foot.

(13) Does not include 1,800 square feet of space leased in the basement at an Annual Base Rent of $23.50 per square foot and Gross Rent of $24.25 per square foot.

(14) Does not include 879 square feet of space leased in the basement at an Annual Base Rent of $27.75 per square foot and Gross Rent of $30.11 per square foot.

(15) Does not include 6,746 square feet of space leased in the basement at an Annual Base Rent and Gross Rent of $26.65 per square foot.

                  Expenditures for capital projects for the 1290 Property in 1999 aggregated approximately $760,000 and related primarily to (i) the continuation of the elevator modernization program and (ii) removal of asbestos in certain mechanical rooms. Anticipated expenditures for capital projects for the 1290 Property in 2000 are approximately $1,310,000 and relate primarily to:
(i) the completion of the elevator modernization program; (ii) asbestos abatement and replacement of concourse and subcellar VAT flooring; and (iii) installation of a 100 ton chiller for the lobby.

                  An environmental report prepared for the 1290 Property indicated that the 1290 Property contained asbestos or asbestos containing materials in several mechanical rooms and certain other locations. The remaining cost of removing the asbestos in accordance with the operations and maintenance plan for the 1290 Property is estimated to be approximately $130,000 and is anticipated to be completed in 2000.

                  The following table shows anticipated lease expirations on an aggregate basis for each calendar year from 2000 through and including 2009. Such chart assumes that there will be no early terminations of leases and that leases expire without extension by existing tenants pursuant to lease options.

                                                                                   Percentage of Total
                                                                                     Property Owning
                                                                                    Partnership Annual
                                         Rentable Square      Annual Base Rent          Base Rent
   Year of Lease        Number of        Feet Subject to       Represented by          Represented
    Expiration       Leases Expiring     Expiring Leases       Expiring Leases      by Expiring Leases
   ------------      ---------------     ---------------      -----------------    -------------------

       2000               4                 48,141       $      1,612,490                2.49%
       2001               3                  5,803       $        157,724                 .20%
       2002               3                101,974       $      3,727,188                4.78%
       2003               2                 43,607       $      1,978,703                2.60%
       2004               5                222,401       $     10,995,148               14.89%
       2005               6                 51,345       $      2,259,186                3.31%
       2006               2                 91,042       $      3,811,650                6.00%
       2007               -                   -                     -                      -
       2008               2                116,070       $      6,362,037               10.85%
       2009               1                 10,000       $        150,000                 .26%

                  Annual real estate taxes assessed against the 1290 Property for the fiscal years ended June 30, 2000, 1999, 1998 and 1997 were $17,755,000, $17,964,000, $17,152,000 and $17,300,000, respectively, which amounts were calculated on assessed values of approximately $185,400,000, $175,500,000, $168,750,000 and $168,750,000, respectively. See -- "Tax Certiorari Proceedings and Tenant Reimbursement Claims."

                  The 237 Property

                  The 237 Property Owning Partnership and its successor in interest, 237 Property LLC, held fee title to the 237 Property and all improvements thereon through November 22, 1999. On November 22, 1999, the Company sold all of its interests in the 237 Property for an aggregate purchase price of $372,000,000, subject to customary prorations and certain adjustments. Such prorations and adjustments reduced the aggregate purchase price to approximately $357,862,000.

                  Other Assets

                  Tax Certiorari Proceedings and Tenant Reimbursement Claims

                  2 Broadway Associates, L.P. ("2 Broadway LP") commenced tax certiorari proceedings against the City of New York for over-assessment of property taxes for the tax years ended June 30, 1988 through June 30, 1995 with respect to the 2 Broadway Property. The rights to the proceeds of the 2 Broadway Property tax certiorari proceedings were assigned to the Company pursuant to the Plan. The Company settled such proceedings with the City of New York on July 14, 1998 and received net proceeds of approximately $8,342,000 after reimbursements to tenants and $2,238,000 of fees and expenses incurred in connection with such proceedings. Such net proceeds were approximately $3,280,000 in excess of estimated net proceeds and are included in miscellaneous income in 1998. Tax certiorari proceedings have been commenced which remain outstanding against the City of New York, for over-assessment of property taxes for the tax years ending June 30, 1995 through June 30, 1998 with respect to the 237 Property and for the tax years ending June 30, 1991 through June 30, 2001 with respect to the 1290 Property. The Company transferred to the 237 Buyer the right to pursue, and receive the proceeds of, such actions with respect to the 237 Property. The
Company has reflected real estate tax proceeds of $3,175,000 and the corresponding tenant reimbursements, fees and expenses of $2,800,000 related to the 1290 Property in the balance sheet as of December 31, 1999.

                  Priority Utility Tax Claims

                  2 Broadway

                  Pursuant to the reorganization plan related to the 2 Broadway Property (the "2 Broadway Plan"), and an Assumption and Indemnification Agreement, dated as of the Effective Date, (i) the Company assumed any and all remaining obligations of 1290 LLC and 2 Broadway LP in connection with any claims reserved pursuant to section 9.3 of the 2 Broadway Plan, and (ii) the Company received all amounts remaining in the 2 Broadway claims reserve. The obligations assumed, and amounts remaining in the 2 Broadway claims reserve, related primarily to settlement of potential utility tax claims against 2 Broadway LP by the taxing authorities of the City and State of New York (the "2 Broadway Utility Tax Claims"). In December 1997, the Company entered into a resolution with New York City settling the 2 Broadway Utility Tax Claims with respect to the New York City utility taxes for an aggregate of $177,000. No New York City utility tax exposure exists for 2 Broadway.

                  Also during 1997, the Company executed a Voluntary Disclosure Agreement with New York State on behalf of 2 Broadway LP with regard to utility tax exposure through 1995. The amount paid under the Voluntary Disclosure Agreement was approximately $16,000, approximately $2,900,000 less than the Company had budgeted for such claim. The Agreement was finalized and accepted by New York State in June 1999, and a document was forwarded from New York State to the Company stating that it is up to date for utility tax through the end of calendar year 1995. No New York State utility tax exposure exists for 2 Broadway.

                  1290 Property and 237 Property

                  The New York City taxing authorities also filed claims in the Predecessors bankruptcy cases alleging nonpayment of New York City utility taxes in respect of the 1290 Property and the 237 Property (the "Priority Utility Tax Claims"). The Plan granted the Company the exclusive right to compromise and settle such claims; provided, that in connection with any such compromise or settlement, the Company is required to indemnify the previous holders of equity interests in the Predecessors (and their successors and assigns) from all claims which may be made by the City or State of New York in respect of utility taxes, interest and penalties related to the 1290 Property and 237 Property unless such settlement includes a release of such holders from all such claims.

                  In December 1997, the Company entered into a resolution with New York City settling the Priority Utility Tax Claims with respect to New York City utility taxes for an aggregate of $93,000, approximately $357,000 less than the original assessment. No New York City utility tax exposure exists for the 1290 Property and the 237 Property.

                  For New York State Utility Tax purposes, returns were timely filed in respect of the 1290 Property and the 237 Property for tax years 1992 through 1996. As of March 15, 2000, no New York State utility tax exposure exists for the 1290 Property and the 237 Property.

ITEM 3.           LEGAL PROCEEDINGS

                  There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, against or involving the Company, the Partnerships or the 1290 Property.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  A special meeting of the Company's stockholders was held on November 22, 1999. At such meeting, the Company's stockholders voted to approve the sale of the 237 Property.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

                  The Common Stock is not listed on any exchange, the Company does not intend to list the Common Stock on any exchange in the near term, there is not currently a public market for the Common Stock and there can be no assurance that an active trading market for the Common Stock will develop or be sustained. As of February 29, 2000, there were approximately 105 holders of record of the Company's Class A Common Stock and one holder of record of the Company's Class B Common Stock.

                  Distribution Policy

                  On March 6, 1997, the Board of Directors adopted a distribution policy calling for regular quarterly distributions. The Board of Directors, in its sole discretion, determines the actual distribution rate based on a number of factors, including the amount of cash available for distribution, the Company's financial condition, capital expenditure requirements for the 1290 Property, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as the Board of Directors deems relevant. The Company intends to make distributions to comply with the REIT distribution requirements. In order to maintain its qualification as a REIT, the Company must make annual distributions to stockholders of at least 95% of its taxable income (excluding capital gains). The Company has made the following distributions for its two most recent fiscal years:



                                                         Amount of Distribution
   Date of Distribution      Type of Distribution           (Per Share)
   --------------------      --------------------           -----------

      March 17, 1998                 Regular                     $0.50

      December 31, 1998              Regular                     $0.50
                                     Special                     $0.50

      April 15, 1999                 Regular                     $0.50

      July 15, 1999                  Regular                     $0.50

      October 15, 1999               Regular                     $0.50

      December 10, 1999              Special                   $15.00(1)

      December 27, 1999              Special                   $15.00(2)

(1)   Includes net proceeds of the 237 Property's sale.
(2)   Includes net proceeds of the refinancing of the 1290 Property.


         On March 23, 2000 the Company announced a regular quarterly dividend of $0.15 per share, which is payable on April 14, 2000 to stockholders of record as of March 31, 2000.

ITEM 6.           SELECTED FINANCIAL DATA

         The following table sets forth selected historical financial data.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(In thousands, except share amounts)
-------------------------------------------------------------------------------

                                                                                                                Period October
                                                                                                                   10, 1996
                                                                                                                (commencement
                                                                                                              of operations) to
                                                                 Years Ended December 31,                        December 31,
                                                      1999                   1998                 1997               1996
                                                      ----                   ----                 ----               ----
REVENUES
  Rental income                                     $126,434             $134,754              $129,617             $28,141
  Lease termination income                            26,455                 -                     -                   -
  Miscellaneous income                                 4,669                4,889                 1,190               1,965
                                                 -----------           ----------            ----------          ----------
     Total revenues                                  157,558              139,643               130,807              30,106
                                                 -----------           ----------            ----------          ----------

OPERATING EXPENSES
  Real estate taxes                                   27,414               27,733                26,813               6,208
  Operating and maintenance                            6,756                7,119                 7,553               1,774
  Utilities                                            6,991                6,674                 6,870               1,195
  Payroll                                              4,323                4,430                 4,332               1,170
  Management fees                                      2,198                2,298                 2,121                 426
  Professional fees                                    1,960                3,451                 2,055                 384
  General and administrative                           1,565                  562                 1,032                 204
  Depreciation and amortization                       17,440               16,651                15,532               3,457
                                                 -----------           ----------            ----------          ----------
    Total operating expenses                          68,647               68,918                66,308              14,818
                                                 -----------           ----------            ----------          ----------

OTHER ITEMS
  Interest income                                      3,759                3,293                 3,676                 779
  Interest expense                                   (32,387)             (33,615)              (34,048)             (7,484)
  Write-off of note receivable                        (1,088)                  -                     -                   -
  Write off of deferred financing costs               (2,307)                  -                     -                   -
                                                 ------------          ----------            ----------          ----------
    Total other items                                (32,023)             (30,322)              (30,372)             (6,705)
                                                 ------------          ----------            ----------          ----------

GAIN ON SALE OF PROPERTY                               50,445               -                     -                   -
                                                 ------------          ----------            ----------          ----------

NET INCOME                                         $  107,333          $   40,403           $   34,127           $    8,583
                                                 ============          ==========           ===========          ==========

Net Income Per Common Share:
Net income                                       $       8.27          $     3.12           $     2.63           $     0.66
                                                 ------------          ----------           -----------          ----------
Weighted average common shares
outstanding                                        12,971,262          12,967,153           12,963,963           12,963,046
                                                 ------------          ----------           -----------          ----------

Net Income Per Common Share
(assuming dilution):
Net income                                       $       8.26          $     3.11           $     2.63           $     0.66
                                                 ------------          ----------           -----------          ----------
Weighted average common shares
outstanding (assuming dilution):                   12,998,646          12,993,666           12,988,963           12,990,046
                                                 ------------          ----------           -----------          ----------

Total assets as of year end                      $    475,276          $  767,771           $  757,932           $  766,219
                                                 ------------          ----------           -----------          ----------
Long-term debt as of year end                    $    425,000          $  410,625           $  418,125           $  420,000
                                                 ------------          ----------           -----------          ----------
Cash dividends declared per common share         $      31.50          $     1.50           $     2.75           $     0.50
                                                 ------------          ----------           -----------          ----------

On November 22, 1999, the Company sold the 237 Property. The following represents the condensed results of operations for the 237 Property for the period January 1, 1999 through November 21, 1999:


                                                          (In thousands)
         REVENUES:
         Rental income                                       $43,618
         Lease termination income                             25,855
         Miscellaneous income                                    495
                                                          ----------

         Total revenues                                       69,968
                                                           ---------

         OPERATING EXPENSES:
         Real estate taxes                                     9,324
         Operating and maintenance                             2,300
         Utilities                                               572
         Payroll                                               1,539
         Management fees                                         635
         Professional fees                                       515
         General and administrative                              285
         Depreciation and amortization                         5,624
                                                          ----------
         Total operating expenses                             20,794
                                                          ----------

         OTHER ITEMS:
         Interest income                                       1,100
         Interest expense                                   (11,801)
                                                           ---------
         Total other items                                  (10,701)
                                                           ---------

         NET INCOME                                          $38,473
                                                           =========


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

             Prior to November 22, 1999, the Company owned and operated the 237 Property and the 1290 Property. On November 22, 1999, the Company sold its interests in the 237 Property to the 237 Buyer. Consequently, the Company's principal business objective is to operate the 1290 Property in a manner that will maximize the 1290 Property's revenues and value and in turn maximize funds from operations and stockholder value.

             The 1290 Property is a 43-story Class A commercial office building with approximately 1,970,000 rentable square feet of space. The building is centrally located in midtown Manhattan and is connected to the famed "Rockefeller Center" complex via an underground passageway. The 1290 Property serves as the corporate headquarters for The

Equitable Life Assurance Society of the United States, and is currently approximately 99% leased. Over the next five years, approximately 21% of the total rentable area of the building is subject to expiring leases.

             The Company, through the 1290 Property Owning Partnership, has retained Tishman Speyer Properties, L.P. to serve as the property manager and leasing agent, which is responsible for managing the daily operations of the 1290 Property, and 970 Management, LLC, an affiliate of Victor Capital Group, L.P., to serve as the Asset Manager. The Company has also entered into a REIT Management Agreement with Tishman Speyer Properties, L.P. to perform certain accounting, administrative and REIT compliance monitoring services.

             As of December 31, 1999, 12,995,646 shares of Class A and Class B Common Stock, par value $10.00 per share, were issued and outstanding. The Common Stock of the Company is not listed on any exchange, and the Company does not intend to list the Common Stock on any exchange in the near term.

             The assets and results of operations of the 1290 Property are reported in the consolidated financial statements of the Company using the consolidation method of accounting.

             Historical Consolidated Statement of Income, year ended December 31, 1999

             Rental income for the year ended December 31, 1999 decreased by approximately $8,320, a decrease of 6.2% from the year ended December 31, 1998. This decrease was the result of the sale of the 237 Property on November 22, 1999, a decrease in rents and escalations at the 237 Property due to the early termination of the Swiss Reinsurance Company ("Swiss Re") lease, the write off of deferred rent receivable related to the early partial termination of the lease with Warburg Pincus at the 237 Property and the write off of deferred rent receivable related to the early termination of B.T. Alex Brown's lease at the 1290 Property. This decrease is partially offset by an increase in base rents associated with the Credit Suisse Asset Management ("CSAM") lease at the 237 Property in comparison to the base rents associated with the Swiss Re lease.

             The Company received lease termination income of $26,455 for the year ended December 31, 1999. The termination of the Swiss Re lease at the 237 Property resulted in the payment by Swiss Re to the Company of a lease termination fee of $25,855 in July 1999. The Company also received a $600 lease buyout payment in May 1999 from EMI Entertainment World, Inc. at the 1290 Property.

             Miscellaneous income in 1998 includes $3,309 related to the settlement of tax certiorari proceedings for all tax years up to December 31, 1995 with respect to the property located at 2 Broadway that was owned by the Predecessors. Miscellaneous income in 1999 includes approximately $2,900 related to the reversal of a reserve for utility tax claims settled during 1999.

             Operating expenses for the year ended December 31, 1999 were $68,647, a decrease of .4% from the year ended December 31, 1998. This decrease was the result of the discontinuance of recording depreciation and amortization with respect to the 237 Property in July 1999 in connection with the Company's decision to sell the property, the sale of the 237 Property on November 22, 1999 and a decrease in professional fees as a result of the settlement of certain tax certiorari proceedings in 1998. These decreases were partially offset by increases in utilities, repairs and maintenance, professional fees, real estate taxes, and an increase in the reserve for doubtful accounts at the 1290 Property and an increase in depreciation and amortization related to additions to building and tenant improvements in 1998 and 1999. Operating expenses as a percentage of base rental income and escalation income is 54.3% in 1999 versus 51.1% in 1998.

             Write off of note receivable represents the difference between the carrying amount of a tenant note receivable of $5,088 and the settlement amount of $4,000.

             The Company wrote off $2,307 of unamortized deferred financing costs in 1999 in connection with the refinancing of mortgage indebtedness at the 1290 Property.

             Gain on sale of property represents the gain on the sale of the 237 Property on November 22, 1999. The Company sold its interests in the 237 Property for $372,000, subject to customary prorations and certain adjustments which resulted in a net gain of $50,445.

             Historical Consolidated Statement of Income, year ended December 31, 1998

             Rental income increased by approximately $5,137 for the year ended December 31, 1998 as compared to the prior year. This increase of 4.0% is attributable to an overall increase in occupancy at the 1290 Property. Miscellaneous income increased by approximately $3,699 for the year ended December 31, 1998 as compared to the prior year primarily as a result of receipt of net proceeds in excess of accrued amounts related to the settlement of tax certiorari proceedings with respect to 2 Broadway, a property previously owned by the Predecessors.

             Operating expenses for the year ended December 31, 1998 were $68,918, an increase of 3.9% from the year ended December 31, 1997. This increase is primarily attributable to professional fees and expenses incurred in connection with the settlement of tax certiorari proceedings related to 2 Broadway, totaling $2,238 and an increase in depreciation and amortization of $1,119, which is primarily the result of building and tenant improvements made in 1997 and 1998. Operating expenses as a percentage of rental income is 51.1%.

             Historical Consolidated Statement of Income, year ended December 31, 1997

             The Company's revenues of $130,807 for the year consisted of base rental income of $114,183 (87.3%), escalation income of $15,434 (11.8%), and miscellaneous income of $1,190 (.9%). This revenue is achieved based on the 237 Property and the 1290 Property being approximately 98% and 97% leased, respectively, during the year.

             Liquidity and Capital Resources

             During 1999, the Company generated cash flows from operations of approximately $72,431. In addition, net proceeds from the sale of the 237 Property were $344,259 and net proceeds from the refinancing of the 1290 Property were $412,177. The Company used this cash to repay mortgage loans of $410,625, pay dividends in the amount of $408,950, pay leasing commissions of approximately $21,250 and fund building and tenant improvements of approximately $12,308.

             At December 31, 1999, the Company had unrestricted cash on hand of approximately $9,113. At December 31, 1998, the Company had unrestricted cash on hand of approximately $25,357.

             On November 22, 1999, the Company consummated the 237 Property Sale. After repayment of the mortgage indebtedness encumbering the 237 Property of approximately $162,708, the net proceeds of the 237 Property Sale were distributed to the Company's stockholders as part of the dividend of $15.00 per share of the Company's Common Stock on December 10, 1999.

                  On December 13, 1999, the 1290 Property Owning Partnership repaid mortgage indebtedness secured by the 1290 Property of approximately $224,900, and obtained a $425,000 mortgage loan (the "1290 Mortgage Loan"). Interest on the 1290 Mortgage Loan is based on LIBOR plus 2% and requires interest only payments through maturity on January 2, 2003. The 1290 Property Owning Partnership has a one time right at its option to extend the maturity for a period of 12 months (subject to achieving certain conditions, including a debt service coverage ratio, loan to value ratio and the payment of a 25 basis point extension fee). The 1290 Mortgage Loan may not be prepaid prior to June 30, 2000. If prepaid between July 1, 2000 and December 31, 2000, the 1290 Mortgage Loan can be repaid with a prepayment premium equal to one-half of one percent (.5%) of the outstanding principal balance. The 1290 Mortgage Loan may be repaid in whole after December 31, 2000, without penalty. The costs associated with securing the 1290 Mortgage Loan of approximately $12,823 are included in deferred financing costs and are amortized over the term of the 1290 Mortgage Loan. Unamortized costs associated with the prior mortgage indebtedness of approximately $2,307 were written off.

             Year 2000 Compliance

             The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year was commonly referred to as the Year 2000 Compliance issue. The Company encountered no problems related to the Year 2000 Compliance issue. The Company is continuing to monitor the situation, but does not expect to encounter Year 2000 Compliance issues.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

             The Property Owning Partnerships and the lead lender under the Loan entered into an Interest Rate Exchange Agreement effective October 10, 1996 (the "Swap Agreement"). The Swap Agreement had a term of 5 years and provided that the Property Owning Partnerships would pay interest at an effective rate of 7.987% per annum on the notional amount of $420,000,000. The Company terminated the Swap Agreement on December 13, 1999.

             The 1290 Property Owning Partnership and Morgan Stanley Derivative Products, Inc. entered into an Interest Rate Exchange Agreement effective December 13, 1999 (the "1290 Swap Agreement"). The 1290 Swap Agreement provides that the 1290 Property Owning Partnership will pay interest at an effective rate of 8.4995% per annum on the notional amount of $425,000,000. Management believes that the risk of incurring losses related to the credit risk is remote and that any losses would be immaterial.

             Management believes that the fair value of the 1290 Swap Agreement generally offsets gains or losses on the 1290 Mortgage Loan being hedged and changes the nature of such underlying financial instruments. Because the maturity date of the 1290 Mortgage Loan and the termination date of the 1290 Swap Agreement are identical, the fair value of the 1290 Swap Agreement which approximates $2,251,000 at December 31, 1999 is of limited usefulness.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          METROPOLIS REALTY TRUST, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                                                          Page

HISTORICAL FINANCIAL STATEMENTS

         Independent Auditors' Report....................................................................  18

         Consolidated Balance Sheets as of December 31, 1999 and 1998....................................  19

         Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997..........  20

         Consolidated Statements of Stockholders' Equity for years ended December 31, 1999, 1998 and 1997.......................................................................................  21

         Consolidated Statements of Cash Flows for years ended December 31, 1999, 1998 and 1997........................................................................................  22

         Notes to Consolidated Financial Statements......................................................  24

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of Metropolis Realty Trust, Inc.

We have audited the accompanying consolidated balance sheets of Metropolis Realty Trust, Inc. and Subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Metropolis Realty Trust, Inc. and Subsidiaries as of December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
New York, New York
January 21, 2000

METROPOLIS REALTY TRUST, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
--------------------------------------------------------------------------------


ASSETS
                                                                                                 December 31,
                                                                                              1999          1998
                                                                                              ----          ----
Rental property - net of accumulated depreciation of $27,316 and $30,172,                  $374,282       $ 651,003
   respectively
Cash and cash equivalents                                                                     9,113          25,357
Escrow deposits                                                                               3,179           3,084
Tenant security deposits                                                                        226             644
Due from tenants - net of doubtful accounts of $3,651 and $2,696, respectively                2,446           4,088
Deferred financing costs - net of amortization of $207 and $4,863, respectively              12,616           6,062
Real estate tax refunds                                                                       3,175           3,175
Notes receivable - net of unamortized discount of $0 and $187, respectively                       -           9,307
Deferred rent receivable                                                                     46,110          39,831
Prepaid real estate taxes                                                                     8,658          14,138
Deferred leasing costs, net of amortization of $1,232 and $538, respectively                 14,864          10,628
Other assets                                                                                    607             454
                                                                                           --------       ---------

TOTAL ASSETS                                                                               $475,276       $ 767,771
                                                                                           ========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
  Secured notes                                                                           $ 425,000      $  410,625
  Accounts payable and accrued expenses                                                       8,700          11,927
  Tenants' security deposits and unearned revenue                                             1,462           3,292
                                                                                        -----------    ------------

Total Liabilities                                                                           435,162         425,844
                                                                                         ----------     -----------

Subordinated Minority Interest                                                               14,409          14,855
                                                                                         ----------     -----------

Stockholders' Equity
   Preferred Stock- $10 par value, 10,000,000 shares authorized, none issued or outstanding
  Common Stock - $10 par value, 50,000,000 shares authorized, (Class A -
  outstanding - 8,059,586 and 8,034,586 shares, respectively;
   Class B - outstanding - 4,936,060 and 4,936,060 shares, respectively)                    129,956         129,706
  Paid-in capital                                                                           175,844         175,844
  Retained earnings (deficit)                                                              (280,095)         21,522
                                                                                         ----------      ----------

Total Stockholders' Equity                                                                   25,705         327,072
                                                                                         ----------      ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $ 475,276       $ 767,771
                                                                                          =========       =========

See notes to consolidated financial statements.

METROPOLIS REALTY TRUST, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share amounts)
--------------------------------------------------------------------------------


                                                                       Years ended December 31,
                                                               1999               1998               1997
                                                               ----               ----               ----
REVENUES:
     Base rental income                                        $114,983           $119,275           $114,183
     Lease termination income                                    26,455              -                  -
     Operating escalation income                                 11,451             15,479             15,434
     Miscellaneous income                                         4,669              4,889              1,190
                                                             ----------         ----------        -----------
     Total revenues                                             157,558            139,643            130,807
                                                             ----------         ----------        -----------

OPERATING EXPENSES:
     Real estate taxes                                           27,414             27,733             26,813
     Operating and maintenance                                    6,756              7,119              7,553
     Utilities                                                    6,991              6,674              6,870
     Payroll                                                      4,323              4,430              4,332
     Management fees                                              2,198              2,298              2,121
     Professional fees                                            1,960              3,451              2,055
     General and administrative                                   1,565                562              1,032
     Depreciation and amortization                               17,440             16,651             15,532
                                                             ----------         ----------        -----------
     Total operating expenses                                    68,647             68,918             66,308
                                                             ----------         ----------        -----------

OTHER ITEMS:
     Interest income                                              3,759              3,293              3,676
     Interest expense                                           (32,387)           (33,615)           (34,048)
     Write-off of note receivable                                (1,088)             -                   -
     Write off of deferred financing costs                       (2,307)             -                   -
                                                             ----------         ----------        -----------
     Total other items                                          (32,023)           (30,322)           (30,372)
                                                             ----------         ----------        -----------

GAIN ON SALE OF PROPERTY                                         50,445             -                   -
                                                             ----------         ----------        -----------

NET INCOME                                                   $  107,333         $   40,403         $   34,127
                                                             ==========         ==========         ==========

NET INCOME PER COMMON SHARE:
Net income                                                         8.27         $     3.12         $     2.63
                                                             ----------         ----------         ----------
Weighted average common shares outstanding                   12,971,262         12,967,153         12,963,963
                                                             ----------         ----------         ----------

NET INCOME PER COMMON SHARE
(assuming dilution):
  Net income                                                      $8.26              $3.11              $2.63
                                                                  -----              -----              -----
  Weighted average common shares outstanding
  (including 3,000, 28,000, and 25,000 shares of
  common stock issuable upon the exercise of
  outstanding options as of December 31, 1999, 1998 and
 1997, respectively).                                        12,998,646         12,993,666         12,988,963
                                                             ----------         ----------         ----------

See notes to consolidated financial statements.

METROPOLIS REALTY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
-------------------------------------------------------------------------------------------------------------------
                                                             Common
                                                            Stock at                      Retained         Total
                                                               Par         Paid-in        Earnings     Stockholders'
                                                              Value        Capital        (Deficit)        Equity
                                                          ------------- -------------- -------------------------------

BALANCE, JANUARY 1, 1997                                       $129,630       $175,615        $  2,102        $307,347
Shares issued under Directors' Stock Plan                            36            121            -                157
Net income                                                        -              -              34,127          34,127
Dividends declared                                                -              -             (35,656)        (35,656)
                                                               --------       --------        -----------   -----------
BALANCE, DECEMBER 31, 1997                                      129,666        175,736             573         305,975
Shares issued under Directors' Stock Plan                            40            108            -                148
Net income                                                        -              -              40,403          40,403
Dividends declared                                                -              -             (19,454)        (19,454)
                                                               --------       --------      -----------     -----------
BALANCE, DECEMBER 31, 1998                                      129,706        175,844          21,522         327,072
Shares issued under Directors' Stock Plan                           250          -                -                250
Net income                                                        -              -             107,333         107,333
Dividends paid                                                    -              -            (408,950)       (408,950)
                                                               --------       --------       ----------     -----------

BALANCE, DECEMBER 31, 1999                                     $129,956       $175,844       $(280,095)      $  25,705
                                                               ========       ========       ==========      =========

See notes to consolidated financial statements.

METROPOLIS REALTY TRUST, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
----------------------------------------------------------------------------------------------------------------------------
                                                                                         Years Ended December 31,
                                                                                  1999              1998              1997
                                                                                  ----              ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $107,333           $40,403           $34,127
Adjustments to reconcile net income to net cash
provided by operating activities:
   Gain on sale of property                                                      (50,445)              -                 -
   Write-off of deferred financing costs                                           2,307               -                 -
   Depreciation and amortization                                                  17,440            16,651            15,532
   Amortization of discount - notes receivable                                       -                (545)             (504)
   Bad debt expense                                                                  585               -                 -
   Write-off of note receivable                                                    1,088               -                 -
   Change in:
      (Increase)/Decrease in escrow deposits                                      (2,516)             (175)           10,848
      Decrease/(Increase) in due from tenants                                      1,057            (1,084)              947
      Decrease in tenant security deposits                                           416               -                 -
      Decrease/(Increase) in prepaid expenses and other assets                     5,345              (535)              199
      Decrease in real estate tax refunds                                          2,421            10,913               -
      Increase in deferred rent receivable                                       (15,229)          (12,976)          (20,279)
      Increase/(Decrease) in accounts payable and accrued expenses                 3,619            (5,041)              547
      (Decrease)/Increase in unearned revenue                                       (990)            1,279               848
                                                                                ---------        ---------          --------
         Net cash provided by operating activities                                72,431            48,890            42,265
                                                                                --------         ---------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property                                                   344,259               -                 -
Additions to building and equipment                                              (12,308)          (15,903)           (6,559)
Leasing costs                                                                    (21,250)           (5,790)           (5,206)
Collections on notes receivable                                                    8,218               339               307
                                                                                --------         ---------          --------
         Net cash provided (used) in investing activities                        318,919           (21,354)          (11,458)
                                                                                --------         ----------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from mortgage note payable                                              425,000               -                 -
Financing costs                                                                  (12,823)              -                 -
Payments on secured notes                                                       (410,625)           (7,500)           (1,875)
Dividends paid                                                                  (408,950)          (19,454)          (42,137)
Distribution to subordinated minority interest                                      (446)              -                 -
Issuance of shares of common stock                                                   250               148               157
                                                                                --------         ---------          --------
         Net cash used in financing activities                                  (407,594)          (26,806)          (43,855)
                                                                                --------         ---------          --------

(DECREASE)/INCREASE IN CASH AND CASH                                             (16,244)              730           (13,048)
EQUIVALENTS

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    25,357            24,627            37,675
                                                                                --------          --------          --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $  9,113          $ 25,357          $ 24,627
                                                                                ========          ========          ========


METROPOLIS REALTY TRUST, INC.
AND SUBSIDIARIES

                                                                             Years Ended December 31,
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
 Interest paid                                                         $  32,387      $ 33,489       $ 33,905
                                                                       =========      ========       ========
 Dividends declared                                                     $408,950      $ 19,454       $ 35,656
                                                                        ========      ========       ========

NON CASH INVESTING AND FINANCING ACTIVITIES
  Liabilities disposed of in connection with sale of property           $170,009



See notes to consolidated financial statements.

METROPOLIS REALTY TRUST, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(In thousands, except share amounts)


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


   On November 22, 1999, the Company sold all of its interests in the 237 Property. Following such sale and as of December 31, 1999, the Company owns a 94.05% partnership interest, as limited partner, in 1290 Partners, L.P., a Delaware limited partnership (the "1290 Property Owning Partnership"). The 1290 Property Owning Partnership owns the 1290 Property. A wholly-owned subsidiary of the Company ("1290 GP Corp.") owns a 1% interest, as general partner, in the 1290 Property Owning Partnership. The remaining 4.95% interest in the 1290 Property Owning Partnership is owned by 237/1290 Upper Tier Associates, L.P., a Delaware limited partnership (the "Upper Tier LP"). The 4.95% interest is subordinated to the 94.05% partnership interest of the Company with respect to certain priority distributions from the 1290 Property Owning Partnership. The Upper Tier LP and the 1290 Property Owning Partnership are hereinafter referred to, collectively, as the "Partnerships."


   Basis of Presentation - The consolidated financial statements include Metropolis and each of the entities through which Metropolis indirectly owns the Properties. The presentation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet date. Actual results could differ from those estimates. Certain 1997 and 1998 amounts have been reclassified to conform with the 1999 presentation.


   Rental Property - Rental property is carried at cost, net of accumulated depreciation and amortization, and includes land, building, tenant improvements and building improvements. Land is carried at $63,500 and $134,518, as of December 31, 1999 and 1998, respectively. Building, tenant improvements and building improvements are carried at $338,098 and $546,656 as of December 31, 1999 and December 31, 1998, respectively. If a property is determined to be impaired, it must be written down to its estimated fair value. Fair value is defined as the amount for which the asset could be bought or sold in a current transaction, that is, other than a forced or liquidation sale.


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


   Deferred Charges - Deferred financing costs are amortized over the term of the related loan. Direct costs related to leasing are amortized over the related lease term.

   Rental Income - Rental income is recognized on a straight-line basis over the terms of the related leases. Differences between actual base amounts due from tenant leases and the straight-line basis are included in deferred rent receivable.


   Escrow Deposits - Escrow deposits include reserves for certain claims made in conjunction with the Plan and escrow deposits for tenant improvements, leasing commissions, insurance and real estate taxes.


   Income Taxes - The Company qualifies as a REIT under the Internal Revenue Code, as amended, and will generally not be taxed at the corporate level on income it currently distributes to its stockholders so long as it, among other things, distributes at least 95% of its REIT taxable income.


2.    SALE OF PROPERTY


   On September 23, 1999, the Company entered into an Interest Purchase Agreement (the "Purchase Agreement") with 237 Park Investors, L.L.C. (the "237 Buyer"), pursuant to which the Company agreed to sell all of its interests in the 237 Property for an aggregate purchase price of $372,000, subject to customary prorations and certain adjustments (the "237 Property Sale").


   On November 22, 1999, the Company consummated the 237 Property Sale and recognized a gain of $50,445. Net assets as of the date of sale were $293,814. The following represents the condensed results of operations for the 237 Property for the period January 1, 1999 through November 21, 1999:


REVENUES:
Rental income                                                     $  43,618
Lease termination income                                             25,855
Miscellaneous income                                                    495
                                                               ------------

Total revenues                                                       69,968
                                                                 ----------

OPERATING EXPENSES:
Real estate taxes                                                     9,324
Operating and maintenance                                             2,300
Utilities                                                               572
Payroll                                                               1,539
Management fees                                                         635
Professional fees                                                       515
General and administrative                                              285
Depreciation and amortization                                         5,624
                                                                 ----------

Total operating expenses                                             20,794
                                                                 ----------

OTHER ITEMS:
Interest income                                                       1,100
Interest expense                                                    (11,801)
                                                                     ------

Total other items                                                   (10,701)
                                                                    --------

NET INCOME                                                        $  38,473
                                                                  =========

3.    REAL ESTATE TAX REFUNDS


   2 Broadway Associates, L.P. ("2 Broadway LP") commenced tax certiorari proceedings against the City of New York for over-assessment of property taxes for the tax years ended June 30, 1988 through June 30, 1995 with respect to the 2 Broadway Property. The rights to the proceeds of the 2 Broadway Property tax certiorari proceedings were assigned to the Company pursuant to the Plan. The Company settled such proceedings with the City of New York on July 14, 1998 and received net proceeds of approximately $8,342 after reimbursements to tenants and $2,238 of fees and expenses incurred in connection with such proceedings. Such net proceeds were approximately $3,280 in excess of estimated net proceeds and are included in miscellaneous in income in 1998. Tax certiorari proceedings have been commenced which remain outstanding against the City of New York, for over-assessment of property taxes for the tax years ending June 30, 1995 through June 30, 1998 with respect to the 237 Property and for the tax years ending June 30, 1991 through June 30, 2001 with respect to the 1290 Property. The Company transferred to the 237 Buyer the right to pursue, and receive the proceeds of such actions with respect to the 237 Property. The Company has reflected real estate tax refunds of $3,175 and the corresponding tenant reimbursements, fees and expenses of $2,800 related to the 1290 Property in the balance sheet as of December 31, 1999.


4.    NOTES RECEIVABLE


   Included in Notes Receivable as of December 31, 1998 are two tenant notes aggregating approximately $9,307. On October 1, 1999, the Company entered into a Settlement Agreement regarding the first note, dated April 1, 1999 with a face amount of $6,500 and a maturity date of September 1, 1999. Under the Settlement Agreement $4,000 was paid to the Company in full satisfaction of the note, which had a carrying value of $5,088 at the date of settlement. The uncollected balance of $1,088 was written off. The second note, dated August 20, 1985, with a face value of $4,355, is carried at $4,075 as of December 31, 1998 net of unamortized discount. The second note does not bear interest and was payable on October 31, 1999. The Company received payment in full of such note on October 29, 1999.


5.    MORTGAGE NOTES


   Secured Notes as of December 31, 1998 consist of promissory notes ("Loan") issued by the Property Owning Partnerships in the original principal amount of $420,000 pursuant to a Credit Agreement ("Agreement") among the Property Owning Partnerships, the lenders as signatories thereto in the Agreement and the lead lender. The Loan had a balance at December 31, 1998 of $410,625.


   Subsequent to the sale of the 237 Property, the 1290 Property Owning Partnership refinanced mortgage indebtedness secured by the 1290 Property of approximately $224,900, and obtained a $425,000 mortgage loan (the "1290 Mortgage Loan"). Interest on the 1290 Mortgage Loan is based on LIBOR plus 2% and requires interest only payments through maturity on January 2, 2003. The 1290 Property Owning Partnership has a one time right (subject to achieving certain conditions, including a debt service coverage ratio, loan to value ratio and the payment of a 25 basis point extension fee), at its option to extend the maturity for a period of twelve months. The 1290 Mortgage Loan may not be prepaid prior to July 1, 2000. If prepaid between July 1, 2000 and December 31, 2000, the 1290 Mortgage Loan can be repaid with a prepayment premium equal to one-half of one percent of the outstanding principal balance. The 1290 Mortgage Loan may be repaid in whole after December 31, 2000, without penalty. The costs associated with securing the 1290 Mortgage Loan of approximately $12,283 are included in deferred financing costs and are amortized over the term of the 1290 Mortgage Loan. Unamortized costs associated with the prior mortgage indebtedness of approximately $2,307 were written off.


   The 1290 Property Owning Partnership and Morgan Stanley Derivative Products, Inc. entered into an Interest Rate Exchange Agreement effective December 13, 1999 (the "1290 Swap Agreement"). The 1290 Swap Agreement provides that the 1290 Property Owning Partnership will pay interest at an effective rate of 8.4995% per annum of the notional amount of $425,000. Management believes that the risk of incurring losses related to the credit risk is remote and that any losses would be immaterial.

   Management believes that the fair value of the 1290 Swap Agreement generally offsets gains or losses on the 1290 Mortgage Loan being hedged and changes the nature of such underlying financial instruments. Because the maturity date of the 1290 Mortgage Loan and the termination date of the 1290 Swap Agreement are identical, the fair value of the 1290 Swap Agreement which approximates $2,251 at December 31, 1999 is of limited usefulness.


6.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES


   Accounts payable and accrued expenses include property operating expenses payable, funded reserves held by the Company for utility tax claims, and tenant claims against real estate tax proceeds.


7.    SUBORDINATED MINORITY INTEREST


   The Subordinated Minority Interest represents the 99% limited partnership interest of JMB/NYC Office Building Associates, L.P. ("JMB/NYC") in the limited partnership (the "Upper Tier Limited Partnership") which owns a subordinated 5% limited partnership interest in the 1290 Property Owning Partnership (the "Subordinated Minority Interest"). Pursuant to the 1290 Property Owning Partnership's Amended and Restated Agreement of Limited Partnership (the "1290 Partnership Agreement"), (A) if JMB/NYC exercises its right (the "JMB Put Right"), which right is exercisable commencing in September 2001, to cause the Company to acquire the interest held by Upper Tier LP in the 1290 Property Owning Partnership (the "Upper Tier LP
   Interest"),  the  Company  would be required to pay to JMB/NYC the greater of
   (x) $1,000 and (y) the Put Amount (as defined below), (B) if the Company exercises its right (the "Company Call Right"), which right is exercisable commencing in March 2001, to acquire the Upper Tier LP Interest, the Company would be required to pay to JMB/NYC the greater of (x) $1,400 and (y) the Call Amount (as defined below), and (C) the Company may sell the 1290 Property, its partnership interest in the 1290 Property Owning Partnership or greater than a 51% interest in the Company itself at any time after January 1, 2000; provided that in connection with such sale the Company pays $4,500 to JMB/NYC. "Put Amount" means the price based upon a multiple of the net operating income of the 1290 Property for the immediately preceding calendar year reduced by the debt encumbering the 1290 Property and any priority distributions to which the Company is entitled as general partner of the Lower Tier Limited Partnership. "Call Amount" means the price based upon a multiple of twice the net operating income of the 1290 Property for the period of January 1, 2000 through June 30, 2000 reduced by the debt encumbering the 1290 Property and any priority distributions to which the Company is entitled as general partner of the Lower Tier Limited Partnership.


   The Company does not intend to sell the 1290 Property prior to March 2001 and intends to exercise the Company Call Right in March 2001. If the Company exercises the Company Call Right in March 2001, the Company expects that it would be required to pay $1,400 to JMB/NYC. Pursuant to the agreements that existed prior to their amendment in accordance with the Restructuring
   Agreement, the Company estimates that it would have been required to pay JMB/NYC significantly less than $1,000 upon the exercise of the JMB Put Right or $1,400 upon the exercise of the Company Call Right.


   Management believes, however, that no economic obligation exists to JMB/NYC as of December 31, 1999 and that JMB/NYC would not be entitled to receive any distributions in excess of amounts under the Put Right and Call Right in respect of the Subordinated Minority Interest. Management believes that, upon exercise by the Company of the Company Call Right, JMB/NYC would only be entitled to receive $1,400 in respect of the Subordinated Minority Interest. Pursuant to the 1290 Partnership Agreement, JMB/NYC would be entitled to distributions only after the Company has received certain priority distributions as more fully described below.


   The 1290 Partnership Agreement provides that the aggregate Available Cash (as defined in the 1290 Partnership Agreement) will be distributed no less frequently than quarterly to the partners of the 1290 Property Owning Partnership as follows:


      (i) 100% to the Company, until it has received, aggregate distributions on or after November 22, 1999 (the "Closing Date") equal to an amount which, when added to all prior distributions to the Company on or after the Closing Date pursuant to this clause and clauses (i) and (iv) of the succeeding paragraph, aggregate distributions equal to a cumulative  compounded  return,  of 12% per annum on the sum of
      (x) approximately $274,375 and (y) any additional capital contributions made by the Company, as general partner, to the 1290 Property Owning Partnership (the amounts in (x) and (y), as reduced by distributions in respect of such amounts referred to herein as the "Adjusted GP Contribution");


      (ii) 100% to the Company, until it has received aggregate distributions on or after the Closing Date pursuant to this clause equal to an amount which, when added to all prior distributions to the Company on or after the Closing Date pursuant to clauses (ii) and (v) below, equals the Adjusted GP Contribution; and


      (iii) the balance, 94.05% to the Company, 1% to 1290 GP Corp. and 4.95% to the Upper Tier Limited Partnership.


   The Amended and Restated Partnership Agreement of the 1290 Property Owning Partnership provides that distributions from the 1290 Property Owning Partnership after the Closing Date related to any sale, refinancing, condemnation or insurance recovery of the 1290 Property or any loan made to the 1290 Property Owning Partnership will be distributed by the 1290 Property Owning Partnership to its partners as follows:


      (i) 100% to the Company, until it has received, together with all prior distributions pursuant to this clause (i) and clause (i) of the immediately preceding paragraph, aggregate distributions equal to the product of (x) 0.5 and (y) a 12% per annum cumulative compounded return on the Adjusted GP Contribution;


      (ii) 100% to the Company, until it has received, together with all prior distributions pursuant to this clause (ii) and clause (ii) of the immediately preceding paragraph, aggregate distributions equal to the approximately $107,172;


      (iii) of the next $500, 90% (i.e., $450) to the Upper Tier Limited Partnership and 10% to the Company;


      (iv) 100% to the Company, until it has received, together with all prior distributions pursuant to this clause (iv), clause (i) of this paragraph and clause (i) of the immediately preceding paragraph, a 12% per annum cumulative compounded return on the Adjusted GP Contribution;


      (v) 100% to the Company, until it has received, together with all prior distributions pursuant to this clause (v), clause (ii) of this paragraph and clause (ii) of the immediately preceding paragraph, aggregate distributions equal to the Adjusted GP Contribution; and


      (vi) the balance 94.05% to the Company, 1% to 1290 GP Corp. and 4.95% to the Upper Tier Limited Partnership.


   As a result of the distribution of the net proceeds from the sale of the 237 Property and the refinancing of the 1290 Property $446 was paid to JMB/NYC in 1999.


8.  STOCKHOLDERS' EQUITY


   The Company has the authority to issue 50,000,000 shares of common stock, par value $10 per share (the "Common Stock"), and 10,000,000 shares of Preferred Stock, par value $10 per share. As of December 31, 1999, there were 12,995,646 shares of the Company's Common Stock issued and outstanding, 8,059,586 of which were Class A Common Stock and 4,936,060 of which were Class B Common Stock. The Class A Common Stock and the Class B Common Stock have identical rights and privileges, and are treated as a single class, with respect to all matters (other than certain voting rights) including, without limitation, the payment of distributions and upon liquidation.

9.  STOCK PLAN AND REGISTRATION RIGHTS


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


   In March 1998, a new director was granted 400 shares of Common Stock and options entitling him to purchase an aggregate of 3,000 shares of Common Stock at an exercise price of $42.50 per share. Such shares and options were issued in July 1998. Of such options, 1,000 were immediately exercisable, 1,000 became exercisable on October 10, 1998 and 1,000 became exercisable on October 10, 1999. 25,000 options were exercised in 1999. Total outstanding options at December 31, 1999 and 1998 aggregated 3,000 and 28,000, respectively.


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


10.      RELATED PARTY TRANSACTIONS


   Asset Management - The Company has entered into an Asset Management Agreement with a company ("Asset Manager") that is directly affiliated with two of Metropolis' shareholders. One of these shareholders is also a Director and Officer of the Company. The Asset Manager provides asset advisory, consultation and management services for the Company. Fees for such services are payable in arrears, on a monthly basis of $25. The Asset Management
   Agreement also provides for reimbursement for costs and expenses for contractors and professional fees, payable as incurred. Asset management fees incurred for the years ended December 31, 1999, 1998 and 1997 were approximately $300 each year.


   Property Management - The Company has also entered into a Management and Leasing Agreement with a company ("Property Manager/Leasing Agent") that is an affiliate of a shareholder. The Property Manager/Leasing Agent is to manage and operate the property and provide all supervisory, management and leasing services. The Management and Leasing Agreement provides for a fee of 1.5% of Gross Revenues, payable monthly and reimbursement for overhead and all reasonable out-of-pocket expenses incurred. The Management and Leasing Agreement also provides for leasing commissions to be calculated on a sliding scale percentage basis of the lease's base rent. Fees under Management and Leasing Agreement for the years ended December 31, 1999, 1998 and 1997 were approximately $5,528, $3,451 and $3,333 respectively.


   An affiliate of the Property Manager/Leasing Agent provides the cleaning services for the 1290 Property. Fees paid for cleaning services for the years ended December 31, 1999, 1998 and 1997 totaled $4,569, $4,248 and $4,226 respectively.


   REIT Management - The Company has entered into a REIT Management Agreement with the Property Manager/Leasing Agent ("REIT Manager"). The REIT Manager is to perform certain accounting, administrative and monitoring services. The REIT Management Agreement provides for compensation to the REIT Manager of a monthly fee and reimbursement of documented out-of-pocket expenses. Fees and reimbursable expenses incurred under the REIT Management Agreement for the years ended December 31, 1999, 1998 and 1997 aggregate $141, $141 and $140 respectively.


11. FAIR VALUE OF FINANCIAL INSTRUMENTS


   The carrying amount of cash and cash equivalents, escrow deposits, tenant security deposits, tax refunds receivable, and accounts receivable are a reasonable estimate of their fair value due to their short-term nature. The Company believes the fair value of the 1290 Swap Agreement generally offsets gains or losses on the being hedged and changes the nature of such underlying financial instruments. Because the maturity date of the 1290 Mortgage Loan and the termination date of the 1290 Swap Agreement are identical, the fair value of the 1290 Swap Agreement, which approximates $2,251 as of December 31, 1999 is of limited usefulness.


   Management believes the fair market value of the 1290 Mortgage Loan approximates the carrying value at December 31, 1999.


   The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1999.


12. LEASES


   Minimum future rents (excluding escalation rentals) due to the Company under noncancellable leases as of December 31, 1999 are as follows:


                              2000                     $77,970
                              2001                      77,503
                              2002                      75,552
                              2003                      73,353
                              2004                      69,949
                              Thereafter               439,509
                                                       -------
                                                      $813,836
                                                       =======



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


         None.

                                    PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The directors and executive officers of the Company as of December 31, 1999 are as follows:



Name                               Age                           Position

William L. Mack................... 60         Director and Chairman of the Board
Lee S. Neibart.................... 49         Director and President
Bruce H. Spector.................. 57         Director
John R.S. Jacobsson............... 31         Director and Secretary
John R. Klopp..................... 46         Director and Vice President
Russel S. Bernard................. 42         Director
Ralph F. Rosenberg................ 35         Director
David A. Strumwasser.............. 48         Director
David Roberts..................... 38         Director



         Each of the officers and directors listed above, other than John R. Klopp and John Jacobsson, has served in the positions listed for the Company since September 1996. Mr. Klopp has served as a Director since September 1996 and as an officer since December 1996. Mr. Jacobsson has served as a Director since October 1997 and as an officer since December 1996.


         William L. Mack is the managing partner of Apollo Real Estate Advisors, L.P., the manager of four opportunistic real estate investment funds, which he founded in 1993 and serves as President of its corporate general partner. Beginning in 1969, Mr. Mack served as Managing Partner of the Mack Company, where he oversaw the dynamic growth of the Mack Company's office, industrial, retail and hotel facilities. Mr. Mack has served as a director of Mack-Cali
Realty Corporation ("Mack-Cali") since the 1997 merger of the Mack Company's office portfolio into Mack-Cali. Mr. Mack is also a director of The Bear Stearns Companies, Inc., an investment banking firm, Koger Equity, Inc., a REIT which owns and operates suburban office parks in the Southeast and the Southwest, Vail Resorts, Inc., an owner and operator of Colorado ski resorts and Wyndham International, Inc., a hotel company. Mr. Mack attended the Wharton School of Business and Finance at the University of Pennsylvania and received a B.S. degree in business administration, finance and real estate from New York University.


         Lee S. Neibart is a partner of Apollo Real Estate Advisors, L.P., with which he has been associated since 1993, and directs portfolio and asset management. From 1979 to 1993, he was Executive Vice President and Chief Operating Officer of the Robert Martin Company, a private real estate development and management firm. Mr. Neibart is a director of Atlantic Gulf Communities Corp., a land development company, Koger Equity, Inc., NextHealth, Inc., an owner and operator of spa and wellness facilities, Roland International Corporation, a land development company, Wyndham International, Inc., and Meadowbrook Golf Group, Inc., an owner and operator of golf courses. Mr. Neibart received a B.A. from the University of Wisconsin and an M.B.A. from New York University.


         Bruce H. Spector is a partner of Apollo Real Estate Advisors, L.P., with which he has been associated since 1993, and has been responsible for advising on matters of reorganization strategy. From 1967 to 1992, Mr. Spector was a member of the law firm of Stutman, Treister and Glatt, spending a substantial amount of that time as a senior partner and head of the firm's executive committee. Mr. Spector is a director of Telemundo Group, Inc., a national Spanish-language oriented television producer, Pacer International, Inc., a national intermodal and logistics company, and Vail Resorts, Inc. Mr. Spector received a B.A. from the University of Southern California and a J.D. from the UCLA School of Law.


         John R.S. Jacobsson is a partner of Apollo Real Estate Advisors, L.P. with which he has been associated since 1993 and is responsible for investments. Prior to 1993, Mr. Jacobsson was associated with the acquisitions group of Trammell Crow Ventures, a real estate investment firm. Mr. Jacobsson is a director of Koger Equity, Inc., Roland International Corporation and Oasis Car Wash, Inc. Mr. Jacobsson received a B.A. from Harvard College in 1990.


         John R. Klopp is a Director, the Chief Executive Officer and a Vice Chairman of Capital Trust, Inc., a specialty finance company focused on the commercial real estate industry. Mr. Klopp is a founder and has been a Managing Partner of Victor Capital Group L.P. (a subsidiary of Capital Trust) since 1989. From 1982 to 1989, Mr. Klopp was a Managing Director and co-head of Chemical Realty Corporation ("Chemical Realty"), the real estate investment banking affiliate of Chemical Bank. Prior to founding Chemical Realty, he held various positions in Chemical Bank's Real Estate Division and was responsible for originating, closing and monitoring portfolios of construction and interim loans. He received a B.A. from Tufts University in 1976 with a major in economics, and an M.B.A. in 1978 from the Wharton School at the University of Pennsylvania with a major in real estate and finance.


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


         Ralph F. Rosenberg has been a Managing Director in the Merchant Banking Division at Goldman Sachs & Co. ("Goldman Sachs"), since November 1998. Prior to that he was a Vice President in the Investment Banking Division at Goldman Sachs since 1994. Mr. Rosenberg joined the Real Estate Department of Goldman Sachs as an Associate in 1990, transferred to their Real Estate Principal Investment Area at its inception in 1992 and became a Vice-President in 1994. Mr. Rosenberg serves on the Whitehall Investment Committee and the Goldman Sachs Emerging Market Real Estate Investment Committee. Additionally, he serves on the Board of Directors of Rockefeller Center Properties. He received a B.A. from Brown University in 1986, and an M.B.A. from the Stanford Graduate School of Business in 1990.


         David A. Strumwasser is a principal of Whippoorwill Associates, Incorporated ("Whippoorwill"), an investment management firm, and has served as a Managing Director and General Counsel of Whippoorwill since 1993. From 1984 to 1993, Mr. Strumwasser was a Partner and co-head of the Bankruptcy and Reorganization Practice at the New York law firm of Berlack, Israels & Liberman LLP. Prior to that, he practiced bankruptcy law at Anderson Kill & Olick, LLP, from 1981 to 1984, and at Weil, Gotshal & Manges LLP, from 1976 to 1979. From 1979 to 1981, Mr. Strumwasser was an Assistant Vice President at Citicorp Industrial Credit, Inc. Mr. Strumwasser is a director of Barneys New York, Inc., a luxury retailer. Mr. Strumwasser received a B.A. in political science from the State University of New York at Buffalo in 1973, and a J.D. from Boston College Law School in 1976.


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

         Pursuant to the Charter, until the occurrence of a Simplification Event (as hereinafter defined), the Company's nine-member Board of Directors is divided into five classes. The Class I Director, Lee S. Neibart, was elected by the holder of the Class B Common Stock; the Class II Directors consist of Bruce
H. Spector and David Roberts, both elected by the holders of the Class A Common Stock and Class B Common Stock; the Class III Directors consist of John Jacobsson, a director designated by the holder of the Class B Common Stock and David A. Strumwasser, a director designated by the holders of Class A Common Stock; the Class IV Directors consist of William L. Mack, a director designated by the holder of the Class B Common Stock and Ralph F. Rosenberg, a director designated by Whitehall Street Real Estate, Limited Partnership V (the "Whitehall"); and the Class V Directors consist of Russel S. Bernard, a director designated by Oaktree and John R. Klopp, a director designated by the Company's stockholders (other than Apollo, Whitehall and Oaktree).


         The initial terms of Class I, Class II and Class III directors of the Company expired in 1997, 1998 and 1999, respectively and the initial terms of the Class IV and Class V directors expire in 2000 and 2001, respectively. As the term of each class expires, directors in that class will be elected by the stockholders of the Company for a term of years which will expire in 2001, after which time all five classes of directors will be elected for one year terms. The Charter provides that the Company will at all times have at least two directors that are not affiliated with Apollo, any Transferee (as defined in the Charter) or any other stockholder of more than 10% of the stock of the Company.


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


ITEM 11.     EXECUTIVE COMPENSATION


         The Company has no employees. In 1999, each member of the Board of Directors earned (i) $20,000 as an annual retainer and (ii) $750.00 per meeting of the Board of Directors attended by such member. In 2000, the members of the Board of Directors will receive (i) $15,000 in cash as an annual retainer, (ii) 400 shares of Common Stock to be issued under the Company's 1996 Directors' Stock Option Plan (as amended, the "Stock Plan"). Such stock and cash will be paid to the then current members of the Board of Directors at the time of 2000 stockholder meeting and (iii) $750.00 per meeting of the Board of Directors attended by such member. Upon election to the Board of Directors, each initial Director received options (the "Options") to purchase 3,000 shares of the Company's Class A Common Stock which vested over two years.


         On November 29, 1999, the Board of Directors authorized a distribution by the Company of $15.00 per share of the Company's Common Stock, on December 10, 1999 to the holders of record of the Company's Common Stock on December 9, 1999. In response to the payment of such dividend, on December 13, 1999, the Board of Directors decreased the exercise price of all outstanding Options by $15.00 per share. On December 23, 1999, each member of the Board of Directors (except Mr. Jacobsson) exercised his Options.


         On December 13, 1999, the Board of Directors authorized a distribution by the Company of $15.00 per share of the Company's Common Stock on December 27, 1999 to the holders of record of the Company's Class A and Class B Common Stock on December 23, 1999. In response to the payment of such dividend, on December 28, 1999, the Board of Directors decreased the exercise price of Mr. Jacobsson's Options by $15.00 per share, to $12.50 per share. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT -- Description of the Company's Stock Plan."


         The  Company  has  purchased  a  directors'  and  officers'   liability
insurance policy in the amount of $10,000,000.

         The directors of the Company and the Upper Tier GP Corp. are identical. John R. S. Jacobsson, Lee S. Neibart and John R. Klopp are the directors of 1290 GP Corp. The officers of the Company, the 237/1290 Upper Tier GP Corp. and 1290 GP Corp. are identical. The officers of the Company will not receive any compensation from the Company, other than any compensation they may receive as Directors. The directors and officers of the Upper Tier GP Corp. and 1290 GP Corp will not receive any compensation from the Upper Tier GP Corp. or 1290 GP Corp.


         In January 2000, the Directors of the Company appointed Lee S. Neibart, John R. S. Jacobsson and John R. Klopp to serve as the members of the Company's audit committee. Messrs. Neibart and Jacobsson are partners of Apollo Real Estate Advisors, L.P., which is the general partner of Apollo Real Estate Investment Fund, L.P., a significant stockholder of the Company. Mr. Klopp is a Managing Partner of VCG, whose relationship to the Company is described under "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Asset Manager." The audit committee does not serve pursuant to a written charter. Its purposes are to (i) make recommendations concerning the engagement of Company's independent public accountants, (ii) review with the Company's independent public accountants the policies, procedures and results of the audit engagement, (iii) approve professional services provided by the Company's independent public accountants,
(iv) review the independence of the Company's  independent  public  accountants,
(v) consider the range of audit and non-audit fees, (vi) review the adequacy of the Company's internal accounting controls, and (vii) recommend information to be included in the Company's quarterly reports on Forms 10-Q and annual reports on Forms 10-K.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


         The information set forth in the following table is furnished as of March 29, 2000, with respect to any person (including, any "group," as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) who is known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities, and as to those shares of the Company's equity securities beneficially owned by each of its Directors, its executive officers, and all of its executive officers and Directors as a group. As of December 31, 1999, there were 12,995,646 shares of Common Stock outstanding.

                                                                  Number of Shares       Percent of Common
                                                                 Beneficially Owned            Stock
                                                                 ------------------            -----

Principal Stockholders

Apollo Real Estate Investment Fund, L.P. (1)                         4,936,060             38.0%
The TCW Group, Inc.(2)                                               2,254,341             17.3%
Oaktree Capital Management, LLC (3)                                  1,916,663             14.7%
Whitehall Street Real Estate, Limited Partnership V (4)              1,125,821              8.6%
Angelo, Gordon & Co., L.P. (5)                                         818,739              6.3%
Intermarket Corp. (6)                                                  890,862              6.9%


Directors and Executive Officers


William L. Mack (7)                                                      3,800              *
Lee S. Neibart (8)                                                       3,800              *
John R.S. Jacobsson (9)                                                  3,800              *
Bruce H. Spector (10)                                                    3,800              *
John R. Klopp (11)                                                      23,800              *
Russel S. Bernard (12)                                                       0              *
Ralph F. Rosenberg (13)                                                      0              *
David A. Strumwasser (14)                                                3,800              *
David Roberts (15)                                                           0              *
                                                                     ---------
Directors and Executive Officers as a group (9 persons) (16)            42,800              *
                                                                     =========


*   Less than 1%



(1) Held of record by Atwell & Co., c/o The Chase Manhattan Bank, N.A., 4 New York Plaza, New York, NY 10004. Apollo Real Estate Advisors, L.P. is the managing general partner of Apollo Real Estate Investment, L.P. ("AREIF"), and a joint reporting person with respect to beneficial ownership of these shares of Common Stock, pursuant to AREIF's Schedule 13G, filed with the Securities and Exchange Commission on February 13, 1998.


(2) Includes 1,586,814 shares as to which voting and dispositive power is shared with Oaktree Capital Management, LLC ("Oaktree"), as an investment sub-adviser to TCW Asset Management Company for various limited partnerships, trusts and third party accounts for which TCW Asset Management Company acts as general partner or investment manager. According to the
    Schedule 13G filed with the Securities and Exchange Commission on February 12, 1998, Robert Day, Chairman and Chief Executive Officer of the TCW Group, Inc. ("TCW"), may be deemed to be a control person of TCW and certain other holders of the Company's Common Stock. Also includes 667,527 shares held by various limited partnerships, trusts and third party accounts for which TCW Special Credits acts as general partner or investment manager. The shares shown are held of record by (i) Taylor & Co., c/o Sanwa Bank California Trust Operations, 1977 Saturn Street, Monterey Park, CA 91754 (1,848,248 shares), and (ii) Cede & Co., c/o Sanwa Bank California Trust Operations, 1977 Saturn Street, Montrerey Park, CA 91754 (406,093 shares). To the extent permitted by applicable law, The TCW Group, Inc. and Robert Day hereby disclaim beneficial ownership of such shares.


(3) Includes 1,586,814 shares as to which voting and dispositive power is shared with TCW Asset Management Company, which acts as general partner or investment manager for certain funds and accounts for which Oaktree acts as an investment sub-adviser. Also includes 284,839 shares held by two limited partnerships of which Oaktree is general partner and 41,210 shares held by a third party account for which Oaktree acts as investment manager. The 326,049 shares as to which Oaktree has sole voting and dispositive power are held of record by Cun & Co., c/o The Bank of New York, One Wall Street, New York, NY 10005. Also includes 3,800 shares held directly by Oaktree. To the extent permitted by applicable law, Oaktree hereby disclaims beneficial ownership of such shares.


(4) Held of record by WSB Realty LLC, (1,125,421 shares) and The Goldman Sachs Group, L.P. (400 shares) 85 Broad Street, New York, NY 10004. Pursuant to
    Schedule 13G/A, filed by The Goldman Sachs Group, L.P. with the Securities and Exchange Commission on February 16, 1999 these shares are reported as beneficially owned by: (i) Goldman, Sachs & Co. (ii) The Goldman Sachs Group, L.P., (iii) WSB Realty, L.L.C., (iv) Whitehall Street Real Estate Limited Partnership V and (v) WH Advisors, L.P. V.


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

(6) Intermarket Corp.'s address is 667 Madison Avenue, New York, NY 10021.


(7) Does not include shares owned by Apollo. Includes 800 shares of Common Stock and 3,000 shares of Common Stock issued upon the exercise of options granted to Mr. Mack under the Company's Stock Plan. Mr. Mack is a the managing partner of Apollo Real Estate Advisors, L.P., the general partner of Apollo, and the President of its corporate general partner. Mr. Mack disclaims beneficial ownership of the shares of Common Stock owned by Apollo.


(8) Does not include shares owned by Apollo. Includes 800 shares of Common Stock and 3,000 shares of Common Stock issued upon the exercise of options granted to Mr. Neibart under the Company's Stock Plan. Mr. Neibart is a partner of Apollo Real Estate Advisors, L.P. Mr. Neibart disclaims beneficial ownership of the shares of Common Stock owned by Apollo.


(9) Does not include shares owned by Apollo. Includes 800 shares of Common Stock and 3,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Jacobsson under the Company's Stock Plan. Mr. Jacobsson is a partner of Apollo Real Estate Advisors, L.P. Mr. Jacobsson disclaims beneficial ownership of the Common Stock owned by Apollo.


(10) Does not include shares owned by Apollo. Includes 800 shares of Common Stock and 3,000 shares of Common Stock issued upon the exercise of options granted to Mr. Spector under the Company's Stock Plan. Mr. Spector is a partner of Apollo Real Estate Advisors, L.P. Mr. Spector disclaims beneficial ownership of the shares of Common Stock owned by Apollo.


(11) Includes 20,800 shares of Common Stock and 3,000 shares of Common Stock issued upon the exercise of options granted to Mr. Klopp under the Company's Stock Plan.



(12) Does not include shares owned by funds and accounts managed by Oaktree and does not include 3,000 shares of Common Stock issued upon the exercise of options granted to Mr. Bernard under the Company's Stock Plan. Mr. Bernard is a principal of Oaktree. Mr. Bernard disclaims beneficial ownership of the shares of Common Stock owned by funds and accounts managed by Oaktree. Mr. Bernard is required to transfer to funds managed by Oaktree any shares of Common Stock he either receives directly under the Company's Stock Plan or purchases upon an exercise of options granted under the Company's Stock Plan.


(13) Does not include shares owned by Whitehall and does not include 3,000 shares of Common Stock issued upon the exercise of options granted to Mr. Rosenberg under the Company's Stock Plan. Mr. Rosenberg disclaims beneficial ownership of the shares of Common Stock owned by Whitehall. Mr. Rosenberg is a Managing Director of Goldman, Sachs & Co. Pursuant to Mr. Rosenberg's employment arrangements with Goldman Sachs, Mr. Rosenberg is required to transfer to Goldman Sachs any shares of Common Stock he receives either directly under the Company's Stock Plan or purchases upon an exercise of options granted under the Company's Stock Plan.


(14) Does not include 289,503 shares held by various limited partnerships, a trust and third party accounts for which Whippoorwill Associates, Inc. has discretionary authority and acts as general partner or investment manager. Includes 800 shares of Common Stock and 3,000 shares of Common Stock issued upon the exercise of options granted to Mr. Strumwasser under the Company's Stock Plan. Mr. Strumwasser is a principal of and Managing Director and General Counsel of Whippoorwill Associates. Mr. Strumwasser disclaims beneficial ownership of the shares of Common Stock owned by discretionary accounts managed by Whippoorwill Associates as set forth above.


(15) Does not include shares owned by Angelo, Gordon. Includes 3,000 shares of Common Stock issued upon the exercise of options granted to Mr. Roberts under the Company's Stock Plan. Mr. Roberts is a Managing Director of Angelo, Gordon. Mr. Roberts disclaims beneficial ownership of the shares of Common Stock owned by Angelo, Gordon.


(16) See notes 1 through 15 above with respect to the nature of the ownership of Directors and Executive Officers as a group, including disclaimers of beneficial ownership described therein.


         Description of Stock Plan


         The following is a summary of the material terms of the Stock Plan, as amended. Such summary does not purport to be complete and is qualified in its entirety by reference to the Stock Plan, a copy of which is attached as Exhibit
10.5 hereto.

         The Board of Directors adopted the Stock Plan on the Effective Date, and amended the Stock Plan on December 13, 1999. The purpose of the Stock Plan is to attract and retain qualified persons as Directors. Pursuant to the Stock Plan, the Board of Directors of the Company has the authority to issue to members of the Company's Board of Directors options to purchase, in the aggregate, 100,000 shares of Class A Common Stock. Pursuant to the Plan and the Stock Plan, on the Effective Date, the initial members of the Company's Board of Directors were each granted 3,000 Options. After the adjustment of the Options' exercise prices, each such Director exercised his Options on December 23, 1999, as more particularly described under "EXECUTIVE COMPENSATION." In March 1998, John R. S. Jacobsson was granted options entitling him to purchase an aggregate of 3,000 shares of Common Stock at an exercise price of $42.50 per share. Such options were issued in July 1998, and became fully exercisable on

October 10, 1999. The exercise price of Mr. Jacobsson's options was adjusted to $27.50 and to $12.50 on December 13, 1999 and December 28, 1999, respectively, as more particularly described under "EXECUTIVE COMPENSATION."


         Each Director who is elected or appointed after the Effective Date will be granted options to purchase 3,000 shares of Class A Common Stock on the date of the meeting of the Company's stockholders at which such Director is first elected to the Board of Directors or the date of the Board of Directors meeting at which such Director is first appointed to the Board of Directors to fill a vacancy on the Board of Directors. Each holder of an option issued under the Stock Plan will be entitled to exercise the option to purchase one-third of the shares of Common Stock covered by such option on the date of original issuance thereof, one-third on the first anniversary of such date and one-third on the second anniversary of such date, in each case, any time prior to the tenth anniversary of the date of grant.


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


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         Asset Manager


         The Company has retained 970 Management, LLC, an affiliate of Victor Capital Group, L.P., ("VCG") to serve as the Company's Asset Manager pursuant to an Asset Management Agreement, dated as of the Effective Date (the "Asset Management Agreement"). John R. Klopp, one of the Company's Directors and an officer and a stockholder of the Company, is a Managing Partner of VCG. Pursuant to the Asset Management Agreement, the Asset Manager will act as the Company's advisor and consultant with respect to the management of the 1290 Property and the Company's interests in the 1290 Property Owning Partnership.


         The Asset Management Agreement has a term of one year, which term will be automatically extended for consecutive one year periods thereafter unless the Company or the Asset Manager notifies the other at least 30 days before the then current term would otherwise terminate, of its election not to extend the term.


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


         The Company will pay the Asset Manager a fee (the "Asset Management Fee") in an amount equal to $25,000 per month. Asset management fees incurred for each of the years ended December 31, 1999, 1998 and 1997 aggregated approximately $300,000. In addition to the payment of the Asset Management Fee, the Company will reimburse the Asset Manager for certain expenses. If the Company believes that the Asset Management Fee should be reduced and the parties are unable in good faith to agree upon a reduced fee, the Asset Management Agreement will be terminable by either party upon 90 days' notice to the other.

         Management and Leasing Agreements


         The 1290 Property Owning Partnership entered into a Management and Leasing Agreement, dated as of the Effective Date (the "Property Management Agreements") with the Property Manager/Leasing Agent. Nyprop, LLC, a stockholder of the Company, is an affiliate of the Property Manager/Leasing Agent. Pursuant to the Property Management Agreements, the Property Manager/Leasing Agent will perform all supervisory, management and leasing services and functions reasonably necessary or incidental to the leasing, management and operations of the Properties. Fees under the Property Management Agreements for the years ended December 31, 1999, 1998 and 1997 were approximately $5,528,000, $3,451,000 and $3,333,000, respectively.


         An affiliate of the Property Manager/Leasing Agent provides the cleaning services for the Properties. Fees paid for cleaning services for the years ended December 31, 1999, 1998 and 1997 totaled $4,569,000, $4,248,000 and
$4,226,000, respectively.


         The Property Management Agreements have an initial term of two years, which term will be automatically extended for additional consecutive 90 day terms until such time as the 1290 Property Owning Partnership notifies the Property Manager/Leasing Agent in writing, at least 30 days before the then current term would otherwise terminate, of its election not to extend the term of a Property Management Agreement.


         The 1290 Property Owning Partnership may terminate the Property Management Agreement on 60 days notice if the 1290 Property is either sold by the 1290 Property Owning Partnership or refinanced by the 1290 Property Owning Partnership pursuant to a securitized financing of the 1290 Property, provided that termination of the Property Management Agreement as a result of such financing will only be effective if the Property Manager/Leasing Agent is not approved by the rating agency participating in such financing. The 1290 Property Owning Partnerships may terminate the Property Management Agreement (i) after a certain cure period, upon notice to the Property Manager/Leasing Agent if the Property Manager/Leasing Agent breaches a material term of the Property
Management Agreement, and (ii) immediately upon notice to the Property Manager/Leasing Agent if (x) the Property Manager/Leasing Agent or any principal of the Property Manager/Leasing Agent intentionally misappropriates funds of 1290 Property Owning Partnership or commits fraud against the 1290 Property Owning Partnership or if there is a change in control of the Property
Manager/Leasing Agent. The Property Manager/Leasing Agent may terminate the Property Management Agreement (i) after a certain cure period, upon notice to the Property Owning Partnership if the Property Owning Partnership breaches a material term of the Property Management Agreement, and (ii) upon 60 days notice to the 1290 Property Owning Partnership if the 1290 Property Owning Partnership fails to provide funds on a consistent basis to operate and maintain the 1290 Property. Either party may terminate the Property Management Agreement upon notice to the other party in the event that a petition in bankruptcy is filed against the other party and is not dismissed within 60 days, or a trustee, receiver or other custodian is appointed for a substantial part of the other party's assets and is not vacated within 60 days or the other party makes an assignment for the benefit of its creditors.


         The 1290 Property Owning Partnership will (i) pay the Property Manager/Leasing Agent a fee in an amount equal to 1.5% of gross revenues from the 1290 Property, which fee will be paid monthly, and (ii) reimburse the Property Manager/Leasing Agent for all reasonable out-of-pocket expenses incurred by the Property Manager/Leasing Agent related to the performance of its responsibilities under the Property Management Agreement, to the extent set forth in the annual budget. In addition, the Property Manager/Leasing Agent will be entitled to receive commissions in connection with the leasing of space at the Property and renewals and extensions of leases.


         The Company has entered into a REIT Management Agreement with the Property Manager/Leasing Agent ("REIT Manager"). The REIT Manager is to perform certain accounting, administrative and monitoring services. The REIT Management Agreement provides for compensation to the REIT Manager of monthly fees aggregating approximately $125,000 per annum, and reimbursement of documented out-of-pocket expenses. Fees and reimbursables incurred under the REIT Management Agreement for the years ended December 31, 1999, 1998 and 1997 aggregated $141,000, $141,000 and $140,000.

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

2.2 Technical Amendment to Second Amended Joint Plan of Reorganization of 237 Park Avenue Associates, L.L.C. and 1290 Associates, L.L.C.*

2.3          Second  Technical   Amendment  to  Second  Amended  Joint  Plan  of
             Reorganization of 237 Park Avenue Associates, L.L.C. and 1290 Associates, L.L.C.*

3.1 Articles of Amendment and Restatement of Metropolis Realty, Trust, Inc., dated October 7, 1996.*

3.2          Amended and Restated By-Laws of Metropolis Realty Trust, Inc.*

10.1 Agreement and Plan of Merger among 1290 Associates, L.L.C., 237 Park Avenue Associates, L.L.C. and 237/1290 Upper Tier Associates, L.P., as of October 10, 1996.*

10.2 Amended and Restated Partnership Agreement of 1290 Partners, L.P., dated November 22, 1999.

10.3         Third  Amended  and  Restated  Limited  Partnership   Agreement  of
             237/1290 Upper Tier Associates, L.P., dated November 19, 1999.

10.4 Redemption and Substitution Agreement among JMB/NYC Office Building Associates, L.P., O&Y Equity Company, L.P., O&Y NY Building Corp., 237/1290 Upper Tier GP Corp., and 237/1290 Upper Tier Associates, L.P., dated October 10, 1996.*

10.5 Amended and Restated Metropolis Realty Trust, Inc. 1996 Directors' Stock Plan.

10.6         Form of Metropolis  Realty Trust,  Inc. Stock Option  Agreement for
             Directors.*

10.7         Form of Indemnification Agreement, dated as of October 10, 1996.*

10.8         Registration Rights Agreement, dated as of October 10, 1996.*

10.9         Indemnification   Agreement  given  by  Property  Partners,   L.P.,
             Carlyle-XIII Associates, L.P., and Carlyle-XIV Associates, L.P. to Metropolis Realty Trust, Inc., dated as of October 10, 1996.*

10.10 Modification of Operating Agreement of 237 Park Avenue Associates, L.L.C., dated as of October 10, 1996.*

10.11 Debt Contribution Agreement, dated as of October 10, 1996, among Metropolis Realty Trust, Inc., 237/1290 Lower Tier Associates, L.P., 237 Park Partners, L.P., and 1290 Partners, L.P.*

10.12 Debt Assumption, Release and Security Agreement (237 Excess amount) dated October 10, 1996.*

--------
     *   Incorporated   by  reference  to  the   Registrant's   Registration
         Statement on Form 10 (File No. 0-21849) and any amendments thereto.

10.13 Debt Assumption, Release and Security Agreement (1290 Excess amount) dated October 10, 1996.*

10.14 Release of Assumed Debt and Termination of Security Interest by Bankers Trust Company for the benefit of O&Y NY Building Corp. and O&Y Equity Company, L.P., dated as of October 10, 1996.*

10.15 237 Property Contribution Agreement between 237/1290 Upper Tier Associates, L.P., 237/1290 Lower Tier Associates, L.P. and 237 Park Partners, L.P., dated as of October 10, 1996.*

10.16 1290 Property Contribution Agreement among 237/1290 Upper Tier Associates, L.P., 237/1290 Lower Tier Associates, L.P. and 1290 Partners, L.P., dated as of October 10, 1996.*

10.17 Loan Agreement among 1290 Partners, L.P., Lenders Party thereto and General Electric Capital Corporation, dated December 13, 1999.

10.18 Amended, Restated and Consolidated Promissory Note, made by 1290 Partners, L.P. in favor of General Electric Capital Corporation, dated December 13, 1999.

10.19        Amended, Restated and Consolidated Mortgage and Security Agreement,
             between  1290   Partners,   L.P.  and  General   Electric   Capital
             Corporation, dated December 13, 1999.

10.20        Indemnification  and Pledge Agreement  between 1290 Partners,  L.P.
             and Apollo Real Estate Investment Fund, L.P., dated December 13, 1999.

10.21        Management and Leasing  Agreement  between 237 Park Partners,  L.P.
             and Tishman Speyer Properties, L.P.*

10.22 Management and Leasing Agreement between 1290 Partners, L.P. and Tishman Speyer Properties, L.P.*

10.23        Asset Management  Agreement  between  Metropolis Realty Trust, Inc.
             and 970 Management, L.L.C., dated as of October 10, 1996.*

10.24 Interest Purchase Agreement between Metropolis Realty Trust, Inc., 237 GP Corp., 237 Park Investors, L.L.C. and Escrow Agent, dated as of September 23, 1999.**

10.25 Restructuring Agreement between Metropolis Realty Trust, Inc., 237 GP Corp., JMB/NYC Office Building Associates, L.P., certain other holders of indirect interests in 237 Park Avenue and certain affiliates of 237 Park Investors, L.L.C., dated as of October 28, 1999.**

27.1 Financial Data Schedule as of, and for the year ended, December 31, 1999.

(b)          Reports on Form 8-K incorporated by reference.

             (i) Report on Form 8-K filed with the Securities and Exchange Commission on October 1, 1999 with respect to Metropolis Realty Trust, Inc.'s announcement that it entered into an agreement to sell 237 Park Avenue.
             (ii) Report on Form 8-K filed with the Securities and Exchange Commission on November 30, 1999 with respect to the consummation of the sale of 237 Park Avenue.
             (iii) Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 1999 with respect to refinancing of 1290 Avenue of the Americas.

--------
      * Incorporated by reference to the Registrant's Registration Statement on Form 10 (File No. 0-21849) and any amendments thereto.

      ** Incorporated by reference to the Registrant's definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission on October 29, 1999.

(c)              Exhibits.


                 Refer to paragraph (a)(3) under this Item 14.
(d)              Not applicable.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     METROPOLIS REALTY TRUST, INC.



                                     By:       /s/ Lee S. Neibart
                                        -------------------------
                                     Name:  Lee S. Neibart
                                     Title:    President and Director



                                     By:       /s/ Stuart Koenig
                                        -------------------------
                                     Name:  Stuart Koenig
                                     Title:   Principal Financial Officer



Date:  March __, 2000



                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                Signature             Title                         Date


 /s/ Lee S. Neibart             President and Director            March 30, 2000
----------------------------
Lee S. Neibart



 /s/ William L. Mack           Chairman of the Board and          March 30, 2000
---------------------------
William L. Mack                       Director



 /s/  John R. S. Jacobsson      Secretary and Director            March 30, 2000
---------------------------
John R. S. Jacobsson



 /s/  John R. Klopp           Vice President and Director         March 30, 2000
---------------------------
John R. Klopp



 /s/ Bruce H. Spector                  Director                   March 30, 2000
---------------------------
Bruce H. Spector

           Signature                   Title                           Date

 /s/ Russel S. Bernard                Director                   March 30, 2000
---------------------------
Russel S. Bernard



 /s/ Ralph F. Rosenberg               Director                   March 30, 2000
---------------------------
Ralph F. Rosenberg



 /s/ David A. Strumwasser             Director                   March 30, 2000
---------------------------
David A. Strumwasser



 /s/ David Roberts                    Director                   March 30, 2000
---------------------------
David Roberts