Form 10-Q
period 2000-03-31
METROPOLIS REALTY TRUST INC
filed 2000-05-15
CIK 1028198

--------------------------------------------------------------------------------


                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

    (Mark One)
      [X] QUARTERLY  REPORT PURSUANT  TO SECTION 13 OR 15(d) OF  THE
                         SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2000...........................
                                       OR

     [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ...............to..........................
     Commission file number 0-21849............................................

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

950710.3

As of April 30, 2000, there were issued and outstanding 8,061,586 shares of the Company's Class A Common Stock, par value $10.00 per share and 4,936,060 shares of the Company's Class B Common Stock, par value $10.00 per share.

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




                                       ii
950710.3

                          METROPOLIS REALTY TRUST, INC.

                                      INDEX
                                      -----

                                                                                                               PAGE
                                                                                                               ----
PART I--FINANCIAL INFORMATION 1
-----------------------------

ITEM 1.       Financial Statements............................................................................1

   The accompanying unaudited, interim financial statements have been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation have been included.

     Consolidated Balance Sheets as of March 31, 2000 (unaudited) and.........................................1
     December 31, 1999 (audited)

     Consolidated Statements of Income for the quarters ended March 31, 2000 and 1999 (unaudited) ............2

     Consolidated Statements of Cash Flows for the quarters ended March 31, 2000 and 1999 (unaudited).........3

     Notes to Consolidated Financial Statements (unaudited)...................................................4

ITEM 2.       Management's Discussion and Analysis of Financial Condition and.................................9
              Results of Operations

ITEM 3.       Quantitative and Qualitative Disclosure About Market Risk......................................10


PART II--OTHER INFORMATION................................................................................   12
--------------------------

ITEM 1.       Legal Proceedings..............................................................................12

ITEM 2.       Changes in Securities..........................................................................12

ITEM 3.       Defaults Upon Senior Securities................................................................12

ITEM 4.       Submission of Matters to a Vote of Security Holders............................................12

ITEM 5.       Other Information..............................................................................12

ITEM 6.       Exhibits and Reports on Form 8-K...............................................................12


SIGNATURES..................................................................................................S-1
----------



                                       iii
950710.3

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

METROPOLIS REALTY TRUST, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
--------------------------------------------------------------------------------

                                                                 March 31, 2000            December 31, 1999
                                                                   (Unaudited)                 (Audited)
                                                                   -----------                 ---------

ASSETS
Rental property - net of accumulated depreciation of                 $372,724                      $374,282
      $29,816 and $27,316, respectively
Cash and cash equivalents                                              14,500                         9,113
Escrow deposits                                                         7,195                         3,179
Tenant security deposits                                                  226                           226
Due from tenants - net of allowance for doubtful accounts               2,521                         2,446
     of $3,651 and $3,651, respectively
Deferred financing costs - net of amortization of                      11,623                        12,616
     $1,284 and $207, respectively
Real estate tax refunds                                                 3,175                         3,175
Deferred rent receivable                                               46,717                        46,110
Prepaid real estate taxes                                               4,329                         8,658
Deferred leasing costs, net of amortization of                         15,071                        14,864
     $1,593 and $1,232, respectively
Other assets                                                              223                           607
                                                                 ------------                  ------------

TOTAL ASSETS                                                        $ 478,304                    $  475,276
                                                                    =========                    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Mortgage notes                                                       $425,000                      $425,000
Accounts payable and accrued expenses                                  10,410                         8,700
Dividends payable                                                       1,950                             -
Tenants' security deposits and unearned revenue                         2,316                         1,462
                                                                   ----------                    ----------

Total Liabilities                                                     439,676                       435,162
                                                                   ----------                      --------

Subordinated Minority Interest                                         14,409                        14,409
                                                                   ----------                     ---------

Stockholders' Equity
Common Stock - $10 par value
     (Class A - outstanding - 8,061,586 and 8,059,586
       shares, respectively
      Class B - outstanding - 4,936,060 and 4,936,060
        shares, respectively)                                         129,976                       129,956
Paid-in capital                                                       175,844                       175,844
Retained earnings (deficit)                                          (281,601)                     (280,095)
                                                                   -----------                    ----------

Total Stockholders' Equity                                             24,219                        25,705
                                                                   ----------                     ---------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                             $  478,304                     $ 475,276
                                                                   ==========                     =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share amounts)
--------------------------------------------------------------------------------

                                                                            Quarter Ended March 31,
                                                                        2000                       1999
                                                                        ----                       ----
REVENUES:
Base rental income                                                      $21,127                    $28,872
Operating escalation income                                                 508                      3,505
Miscellaneous income                                                        240                        436
                                                                     ----------                 ----------
Total revenues                                                           21,875                     32,813
                                                                       --------                   --------

OPERATING EXPENSES:
Real estate taxes                                                         4,332                      7,074
Operating and maintenance                                                 1,042                      1,628
Utilities                                                                 1,495                      1,538
Payroll                                                                     716                      1,103
Management fees                                                             440                        579
Professional fees                                                           176                        166
General and administrative                                                  143                        140
Depreciation and amortization                                             2,861                      3,871
                                                                       --------                   --------
Total operating expenses                                                 11,205                     16,099
                                                                       --------                   --------

OTHER ITEMS:
Interest income                                                             237                        800
Interest expense                                                        (10,432)                    (8,742)
                                                                       ---------                   --------
Total other items                                                       (10,195)                    (7,942)
                                                                       ---------                   --------

NET INCOME                                                            $     475                     $8,772
                                                                      =========                     ======


NET INCOME PER COMMON SHARE:

Net Income                                                                $0.04                      $0.68
                                                                          =====                      =====
Weighted Average Common Shares Outstanding                           12,997,646                 12,970,646
                                                                     ==========                 ==========

NET INCOME PER COMMON SHARE (assuming
dilution):

Net Income                                                                $0.04                      $0.68
                                                                          =====                      =====
Weighted Average Common Shares Outstanding                           13,000,646                 12,998,646
                                                                     ==========                 ==========
(including 3,000 and  28,000 shares of Common Stock
issuable upon the exercise of outstanding options as of
March 31, 2000 and 1999, respectively)


See notes to consolidated financial statements.



950710.3

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
--------------------------------------------------------------------------------

                                                                                 Quarter Ended March 31,
                                                                               2000                  1999
                                                                               ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $    475               $8,772
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                                3,938                4,417
   Amortization of discount - notes receivable                                      -                 (143)
   Change in:
      Increase in escrow deposits                                              (4,016)              (7,213)
      (Increase)/Decrease in due from tenants                                     (75)                 855
      Decrease in prepaid expenses and other assets                             4,713                7,188
      Increase in deferred rent receivable                                       (607)              (1,807)
      Increase in accounts payable and accrued expenses                         1,710                  531
      Increase/(Decrease) in unearned revenue                                     853                 (376)
                                                                             --------            ----------
         Net cash provided by operating activities                              6,991               12,224
                                                                             --------            ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to building and equipment                                             (942)                (624)
 Additions to leasing costs                                                      (568)              (1,000)
 Collections on notes receivable                                                   -                    90
                                                                           -----------           ----------
         Net cash used in investing activities                                 (1,510)              (1,534)
                                                                           -----------           ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgage notes                                                           -              (1,875)
Other                                                                             (94)                 -
                                                                           ------------          ----------
         Net cash used in financing activities                                    (94)              (1,875)
                                                                           ------------          ----------

INCREASE IN CASH AND CASH EQUIVALENTS                                            5,387               8,815

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   9,113              25,357
                                                                            ----------           ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $14,500             $34,172
                                                                               =======             =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
 Interest paid during period                                                    $6,031              $8,278
                                                                                ======              ======
 Dividends declared                                                             $1,950              $6,485
                                                                                ======              ======

See notes to consolidated financial statements.


950710.3

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

      On November 22, 1999, the Company sold all of its interests in the 237 Property. As of March 31, 2000, the Company owns a 94.05% partnership interest, as limited partner, in 1290 Partners, L.P., a Delaware limited partnership (the "1290 Property Owning Partnership"). The 1290 Property Owning Partnership owns the 1290 Property. A wholly-owned subsidiary of the Company ("1290 GP Corp.") owns a 1% interest, as general partner, in the 1290 Property Owning Partnership. The remaining 4.95% interest in the 1290 Property Owning Partnership is owned by 237/1290 Upper Tier Associates, L.P., a Delaware limited partnership (the "Upper Tier LP"). The 4.95% interest is subordinated to the 94.05% partnership interest of the Company with respect to certain priority distributions from the 1290 Property Owning Partnership. The Upper Tier LP and the 1290 Property Owning Partnership are hereinafter referred to, collectively, as the "Partnerships."

      Basis of Presentation - The consolidated balance sheets include Metropolis and each of the entities through which Metropolis indirectly owns the Properties. The presentation of the consolidated balance sheets requires estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet date. Actual results could differ from those estimates. Certain 1999 amounts on the Consolidated Statements of Income have been reclassified to conform with the 2000 presentation.

      Rental Property - Rental property is carried at cost, net of accumulated depreciation and amortization, and includes land, building, tenant improvements and building improvements. Land is carried at $63,470 and $134,518 as of March 31, 2000 and 1999, respectively. Building, tenant improvements and building improvements are carried at $339,070 and $547,282 as of March 31, 2000 and 1999, respectively. If a property is determined to be impaired, it must be written down to its estimated fair value. Fair value is defined as the amount for which the asset could be bought or sold in a current transaction, that is, other than a forced or liquidation sale.

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

      Deferred Charges - Deferred financing costs, which include fees and costs incurred to obtain long-term financing, are being amortized over the term of the related loan, and such amortization is included in interest expense in the accompanying Consolidated Statements of Income. Direct costs related to leasing are amortized over the related lease term.

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



950710.3

      Income Taxes - The Company qualifies as a REIT under the Internal Revenue Code, as amended, and will generally not be taxed at the corporate level on income it currently distributes to its stockholders so long as it, among other things, distributes at least 95% of its REIT taxable income.

2.    SALE OF PROPERTY

      On November 22, 1999, the Company sold the 237 Property for an aggregate purchase price of $372,000, subject to customary prorations and certain adjustments. The following represents the results of operations for the 237 Property for the period January 1, 1999 through March 31, 1999:



                                      (In Thousands)
REVENUES:
Base rental income                       $  9,324
Operating escalation income                 3,279
Miscellaneous income                          121
                                        ---------

Total revenues                             12,724
                                         --------

OPERATING EXPENSES:
Real estate taxes                           2,580
Operating and maintenance                     669
Utilities                                     229
Payroll                                       408
Management fees                               192
Professional fees                              90
General and administrative                     28
Depreciation and amortization               1,417
                                           ------
Total operating expenses                    5,613
                                           ------

OTHER ITEMS:
Interest income                               157
Interest expense                           (3,525)
                                          -------
Total other items                          (3,368)
                                          -------

NET INCOME                               $  3,743
                                         ========


3.    MORTGAGE NOTES

      Mortgage notes consist of a $425,000 mortgage loan (the "1290 Mortgage Loan"). Interest on the 1290 Mortgage Loan is based on LIBOR plus 2% and requires interest only payments through maturity on January 2, 2003. The 1290 Property Owning Partnership has a one time right (subject to achieving certain conditions, including a debt service coverage ratio, loan to value ratio and the payment of a 25 basis point extension fee), at its option to extend the maturity for a period of twelve months. The 1290 Mortgage Loan may not be prepaid prior to July 1, 2000. If prepaid between July 1, 2000 and December 31, 2000, the 1290 Mortgage Loan can be repaid with a prepayment premium equal to one-half of one percent of the outstanding principal balance. The 1290 Mortgage Loan may be repaid in whole after December 31, 2000, without penalty. The costs associated with securing the 1290 Mortgage Loan of approximately $12,907 are included in deferred financing costs and are amortized over the term of the 1290 Mortgage Loan.

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


950710.3

      Management believes that the fair value of the 1290 Swap Agreement generally offsets gains or losses on the 1290 Mortgage Loan being hedged and changes the nature of such underlying financial instruments. Because the maturity date of the 1290 Mortgage Loan and the termination date of the 1290 Swap Agreement are identical, the fair value of the 1290 Swap Agreement is of limited usefulness.


4.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses include property operating expenses payable, interest expense payable and funded reserves held by the Company for utility tax claims and tenant claims against real estate tax proceeds.


5.    SUBORDINATED MINORITY INTEREST

      The Subordinated Minority Interest represents the 99% limited partnership interest of JMB/NYC Office Building Associates, L.P. ("JMB/NYC") in the Upper Tier LP which owns a subordinated 5% limited partnership interest in the 1290 Property Owning Partnership (the "Subordinated Minority Interest"). Pursuant to the 1290 Property Owning Partnership's Amended and Restated Agreement of Limited Partnership (the "1290 Partnership Agreement"), (A) if JMB/NYC exercises its right (the "JMB Put Right"), which right is exercisable commencing in September 2001, to cause the Company to acquire the interest held by Upper Tier LP in the 1290 Property Owning Partnership (the "Upper Tier LP Interest"), the Company would be required to pay to JMB/NYC the greater of (x) $1,000 and (y) the Put Amount (as defined below), (B) if the Company exercises its right (the "Company Call Right"), which right is exercisable commencing in March 2001, to acquire the Upper Tier LP Interest, the Company would be required to pay to JMB/NYC the greater of (x) $1,400 and (y) the Call Amount (as defined below), and (C) the Company may sell the 1290 Property, its partnership interest in the 1290 Property Owning Partnership or greater than a 51% interest in the Company itself at any time after January 1, 2000; provided that in connection with such sale the Company pays $4,500 to JMB/NYC. "Put Amount" means the price based upon a multiple of the net operating income of the 1290 Property for the immediately preceding calendar year reduced by the debt encumbering the 1290 Property and any priority distributions to which the Company is entitled as a partner of the 1290 Property Owning Partnership. "Call Amount" means the price based upon a multiple of twice the net operating income of the 1290 Property for the period of January 1, 2000 through June 30, 2000 reduced by the debt encumbering the 1290 Property and any priority distributions to which the Company is entitled as a partner of the 1290 Property Owning Partnership.

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

      Management believes, however, that no economic obligation exists to JMB/NYC as of March 31, 2000 and that JMB/NYC would not be entitled to receive any distributions in excess of amounts under the Put Right and Call Right in respect of the Subordinated Minority Interest. Management believes that, upon exercise by the Company of the Company Call Right, JMB/NYC would only be entitled to receive $1,400 in respect of the Subordinated Minority Interest. Pursuant to the 1290 Partnership Agreement, JMB/NYC would be entitled to distributions only after the Company has received certain priority distributions as more fully described below.

      The 1290 Partnership Agreement provides that the aggregate Available Cash (as defined in the 1290 Partnership Agreement) will be distributed no less frequently than quarterly to the partners of the 1290 Property Owning Partnership as follows:

           (i)  100%  TO  the  Company,   until  it  has   received,   aggregate
           distributions on or after November 22, 1999 (the "Closing Date") equal to an amount which, when added to all prior distributions to the Company on or after the Closing Date pursuant to this clause and clauses (i) and (iv) of the succeeding paragraph,


950710.3
           aggregate distributions equal to a cumulative compounded return, of 12% per annum on the sum of (x) approximately $274,375 and (y) any additional capital contributions made by the Company, as general partner, to the 1290 Property Owning Partnership (the amounts in (x) and (y), as reduced by distributions in respect of such amounts referred to herein as the "Adjusted GP Contribution");

           (ii) 100% to the Company, until it has received aggregate distributions on or after the Closing Date pursuant to this clause equal to an amount which, when added to all prior distributions to the Company on or after the Closing Date pursuant to clauses (ii) and
           (v) below, equals the Adjusted GP Contribution; and

           (iii) the balance, 94.05% to the Company, 1% to 1290 GP Corp. and 4.95% to the Upper Tier LP.

      The 1290 Partnership Agreement provides that distributions from the 1290 Property Owning Partnership after the Closing Date related to any sale, refinancing, condemnation or insurance recovery of the 1290 Property or any loan made to the 1290 Property Owning Partnership will be distributed by the 1290 Property Owning Partnership to its partners as follows:

           (i) 100% to the Company, until it has received, together with all prior distributions pursuant to this clause (i) and clause (i) of the immediately preceding paragraph, aggregate distributions equal to the product of (x) 0.5 and (y) a 12% per annum cumulative compounded return on the Adjusted GP Contribution;

           (ii) 100% to the Company, until it has received, together with all prior distributions pursuant to this clause (ii) and clause (ii) of the immediately preceding paragraph, aggregate distributions equal to approximately $107,172;

           (iii) of the next $500, 90% (i.e., $450) to the Upper Tier LP and 10% to the Company;

           (iv) 100% to the Company, until it has received, together with all prior distributions pursuant to this clause (iv), clause (i) of this paragraph and clause (i) of the immediately preceding paragraph, a 12% per annum cumulative compounded return on the Adjusted GP Contribution;

           (v) 100% to the Company, until it has received, together with all prior distributions pursuant to this clause (v), clause (ii) of this paragraph and clause (ii) of the immediately preceding paragraph, aggregate distributions equal to the Adjusted GP Contribution; and

           (vi) the balance 94.05% to the Company, 1% to 1290 GP Corp. and 4.95% to the Upper Tier LP.

      As a result of the distribution of the net proceeds from the sale of the 237 Property and the refinancing of the 1290 Property $446 was paid to JMB/NYC in 1999.


6.    STOCKHOLDERS' EQUITY

      The Company has the authority to issue 50,000,000 shares of common stock, par value $10 per share (the "Common Stock"), and 10,000,000 shares of Preferred Stock, par value $10 per share. Of the 12,997,646 shares issued and outstanding, 8,061,586 represent shares of Class A Common Stock and 4,936,060 represent shares of Class B Common Stock. The Class A Common Stock and the Class B Common Stock have identical rights and privileges, and are treated as a single class, with respect to all matters (other than certain voting rights) including, without limitation, the payment of dividends and distributions upon liquidation.


950710.3

7.    STOCK PLAN AND REGISTRATION RIGHTS

      The Board of Directors of the Company adopted a Directors' Stock Plan effective October 10, 1996 and amended the Stock Plan on December 13, 1999. The purpose of the Stock Plan is to attract and retain qualified persons as Directors. Pursuant to the Stock Plan, the Board of Directors of the Company has the authority to issue to members of the Company's Board of Directors Common Stock and options to purchase, in the aggregate, 100,000 shares of Class A Common Stock. On the Effective Date, the initial members of the Company's Board of Directors were granted options entitling each director to purchase an aggregate of 3,000 shares of Common Stock at an exercise price of $25 per share.

      On December 13, 1999, the Board of Directors decreased the exercise price of all outstanding options by $15.00 per share. After the adjustment of the options' exercise prices, every Director but one exercised his options on December 23, 1999. In March 1998, John R. S. Jacobsson was granted options entitling him to purchase an aggregate of 3,000 shares of Common Stock at an exercise price of $42.50 per share. Such options were issued in July 1998, and became fully exercisable on October 10, 1999. The exercise price of Mr. Jacobsson's options was adjusted to $27.50 per share on December 13, 1999 and to $12.50 per share on December 28, 1999.

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

8.    RELATED PARTY TRANSACTIONS

      Asset  Management  - The  Company  has  entered  into an Asset  Management
      Agreement with a company ("Asset Manager") that is directly affiliated with two of Metropolis' shareholders. One of these shareholders is also a Director and Officer of the Company. The Asset Manager provides asset advisory, consultation and management services for the Company. Fees for such services are payable at a rate of $25 per month, in arrears. The Asset Management Agreement also provides for reimbursement of costs and expenses for contractors and professional fees, as incurred. Asset management fees incurred for each of the quarters ended March 31, 2000 and 1999 aggregated approximately $75.

      Property Management - The Company has entered into a Management and Leasing Agreement with a company ("Property Manager/Leasing Agent") that is an affiliate of a shareholder. The Property Manager/Leasing Agent manages and operates the property and provides all supervisory, management and leasing services. The Management and Leasing Agreement provides for a fee of 1.5% of Gross Revenues, payable monthly and reimbursement for overhead and all reasonable out-of-pocket-expenses incurred. The Management and Leasing Agreement also provides for leasing commissions to be calculated on a sliding scale percentage basis of a lease's base rent. Fees incurred under the Management and Leasing Agreement for the quarters ended March 31, 2000 and 1999 aggregated approximately $854 and $482, respectively.

      An affiliate of the Property Manager/Leasing Agent provides cleaning services for the Properties. Fees paid for cleaning services for the quarters ended March 31, 2000 and 1999 totaled $799 and $1,084, respectively.

      REIT Management - The Company has entered into a REIT Management Agreement with the Property Manager/Leasing Agent ("REIT Manager"). The REIT Manager performs certain accounting, administrative and monitoring services. The REIT Management Agreement provides for compensation to the REIT Manager

950710.3
      of a monthly fee and reimbursement of documented out-of-pocket expenses. Fees and reimbursable expenses incurred under the REIT Management Agreement for each of the quarters ended March 31, 2000 and 1999 aggregated approximately $31.

9.    FAIR VALUE OF FINANCIAL INSTRUMENTS

      The carrying amount of cash and cash equivalents, escrow deposits, tenant security deposits, tax refunds receivable, and accounts receivable are a reasonable estimate of their fair value due to their short-term nature. The Company believes the fair value of the 1290 Swap Agreement generally offsets gains or losses on the 1290 Mortgage Loan being hedged and changes the nature of such underlying financial instruments. Because the maturity date of the 1290 Mortgage Loan and the termination date of the 1290 Swap Agreement are identical, the fair value of the 1290 Swap Agreement is of limited usefulness.

      Management believes the fair market value of the 1290 Mortgage Loan approximates the carrying value at March 31, 2000.

      The  fair  value  estimates   presented  herein  are  based  on  pertinent
      information available to management as of March 31, 2000.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
               (In thousands, except share information)

         General

         The discussion below relates primarily to the financial condition and results of operations of Metropolis Realty Trust, Inc. (the "Company") for the first quarter of 2000. Stockholders are encouraged to review the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1999 contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for a more complete understanding of the Company's financial condition and results of operations.

         Overview

         The Company was formed on May 13, 1996 and commenced operations on October 10, 1996, upon acquisition of the 237 Property and the 1290 Property, pursuant to the Plan. The Company is a Maryland corporation that qualifies as a REIT for tax purposes.

         Prior to November 22, 1999, the Company owned and operated the 237 Property and the 1290 Property. On November 22, 1999, the Company sold its interests in the 237 Property. Consequently, the Company's principal business objective is to operate the 1290 Property in a manner that will maximize the 1290 Property's revenues and value and in turn maximize funds from operations and stockholder value.

         The 1290 Property is a 43-story Class A commercial office building with approximately 1.9 million rentable square feet of space. The building is centrally located in midtown Manhattan and is connected to the famed "Rockefeller Center" complex via an underground passageway. The 1290 Property serves as the corporate headquarters for The Equitable Life Assurance Society of the United States, and is currently 99% leased. Over the next five years, approximately 21% of the total rentable area of the building is subject to expiring leases.

         The Company has retained Tishman Speyer Properties, L.P. to serve as the property manager and leasing agent, which is responsible for managing the daily operations of the 1290 Property, and 970 Management, LLC, an affiliate of Victor Capital Group, L.P., to serve as the asset manager. The Company has also entered into a REIT Management Agreement with Tishman Speyer Properties, L.P. to perform certain accounting, administrative and REIT compliance monitoring services.


950710.3

         As of March 31, 2000, 12,997,646 shares of common stock were issued and outstanding. The Common Stock of the Company is not listed on any exchange, and the Company does not intend to list the Common Stock on any exchange in the near term.

         The assets and results of operations of the Company's properties are reported in the consolidated financial statements of the Company using the consolidation method of accounting.

         Results of Operations

         Quarters Ended March 31, 2000 and 1999
         --------------------------------------

         Base rental income decreased by approximately $7,745 for the quarter ended March 31, 2000 as compared to the same period in the prior year. This decrease of 26.8% is primarily attributable to the sale of the 237 Property, offset by an increase due to higher base rents at the 1290 Property associated with new leases for 160,168 square feet entered into in 1999.

         Operating expenses for the quarter ended March 31, 2000 were $11,205, a decrease of 30.4% from the quarter ended March 31, 1999. This decrease is primarily due to the sale of the 237 Property. The decreases were partially offset by an increase in depreciation and amortization related to additions to building and tenant improvements in 1999 and 2000, and an increase in utility expense. Operating expenses as a percentage of base rental income and escalation income increased to 51.8% for the quarter ended March 31, 2000 from 49.7% for the quarter ended March 31, 1999.

         Interest expense for the quarter ended March 31, 2000 increased 19.3% from the quarter ended March 31, 1999. This increase is due to a higher level of mortgage indebtedness, a higher interest rate on such indebtedness and an increase in amortization of the deferred financing costs associated with such indebtedness for the same period.

         Liquidity and Capital Resources

         During the quarter ended March 31, 2000, cash flow from operations totaled $6,991. The Company used this cash flow from operations to fund building and tenant improvements of approximately $942 and leasing costs of approximately $568.

         At March 31, 2000, the Company had unrestricted cash on hand of approximately $14,500 of which $1,950 was used to pay a dividend on April 14, 2000 to holders of record of the Company's Common Stock on March 31, 2000.

         During the fourth quarter of 1999, the Company sold the 237 Property and refinanced the 1290 Property with a $425,000 mortgage loan (the "1290 Mortgage Loan"). Interest on the 1290 Mortgage Loan is based on LIBOR plus 2% and requires interest only payments through maturity on January 2, 2003. The 1290 Property Owning Partnership has a one time right at its option to extend the maturity for a period of 12 months (subject to achieving certain conditions, including a debt service coverage ratio, loan to value ratio and the payment of a 25 basis point extension fee). The 1290 Mortgage Loan may not be prepaid prior to June 30, 2000. If prepaid between July 1, 2000 and December 31, 2000, the mortgage loan can be repaid with a prepayment premium equal to one-half of one percent (.5%) of the outstanding principal balance. The 1290 Mortgage Loan may be repaid in whole after December 31, 2000, without penalty. The costs associated with securing the 1290 Mortgage Loan of approximately $12,823 are included in deferred financing costs and are amortized over the term of the 1290 Mortgage Loan.


ITEM 3.        Quantitative and Qualitative Disclosures About Market Risk

     The 1290 Property Owning Partnership and Morgan Stanley Derivative Products, Inc. entered into an Interest Rate Exchange Agreement effective December 13, 1999 (the "1290 Swap Agreement"). The 1290 Swap Agreement provides that the 1290 Property Owning Partnership will pay interest at an effective rate of 8.4995%


950710.3
     per annum on the notional amount of $425,000. Management believes that the risk of incurring losses related to the credit risk is remote and that any losses would be immaterial.

     Management believes the fair value of the 1290 Swap Agreement generally offsets gains or losses on the 1290 Mortgage Loan being hedged and changes the nature of such underlying financial instruments. Because the maturity date of the 1290 Mortgage Loan and the termination date of the 1290 Swap Agreement are identical, the fair value of the 1290 Swap Agreement is of limited usefulness.


950710.3

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

               None.

Item 3.  Defaults Upon Senior Securities

               None.

Item 4.  Submission of Matters To a Vote of Security Holders

               No matters have been submitted to a vote of the Company's security holders since November 19, 1999.

Item 5.  Other Information

               None.

Item 6.  Exhibits and Reports on Form 8-K

               (a) Exhibits required by Item 601 of Regulation S-K

               27.1 Financial Data Schedule as of, and for the quarter ending, March 31, 2000.

               (b) Reports on Form 8-K

               None.


950710.3

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                METROPOLIS REALTY TRUST, INC.


                                By:     /s/ Lee S. Neibart
                                   --------------------------------------
                                Name: Lee S. Neibart
                                Title:   President and Director



                                By:      /s/ Stuart Koenig
                                   --------------------------------------
                                Name:  Stuart Koenig
                                Title:    Vice President and Treasurer


Dated:  May 15, 2000