Form 10-Q/A
period 2000-03-31
METROPOLIS REALTY TRUST INC
filed 2000-05-16
CIK 1028198

FORM 10-Q/A

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

    (Mark One)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 2000
                                      ..........................................
                                              OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                               SECURITIES EXCHANGE ACT OF 1934
      For the transition period from                      to
                                      ..........................................
     Commission file number 0-21849
                             ...................................................

                          METROPOLIS REALTY TRUST, INC.
             ......................................................
             (Exact name of registrant as specified in its charter)


                MARYLAND                                 13-3910684
 .............................................      ......................
(State or other jurisdiction of incorporation          (IRS  Employer
             or organization)                        Identification No.)


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


953799.1

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






                                       ii
953799.1

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits required by Item 601 of Regulation S-K

        27.1 Financial Data Schedule as of, and for the quarter ending, March 31, 2000.

        (b) Reports on Form 8-K.

        None.






                                        1
953799.1

                                   SIGNATURES

               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            METROPOLIS REALTY TRUST, INC.


                                            By:    /s/ Lee S. Neibart
                                                 --------------------------
                                            Name:  Lee S. Neibart
                                            Title: President and Director



                                            By:      /s/ Stuart Koenig
                                                 --------------------------
                                            Name:  Stuart Koenig
                                            Title: Vice President and Treasurer


Dated:  May 16, 2000