Form 10-Q
period 2000-06-30
METROPOLIS REALTY TRUST INC
filed 2000-08-15
CIK 1028198

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                  --------------------------------------------


                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
                         Commission file number 0-21849

                          METROPOLIS REALTY TRUST, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 MARYLAND                                   13-3910684
---------------------------------------------           -------------------
(State or other jurisdiction of incorporation              (IRS Employer
              or organization)                           Identification No.)

                         c/o Victor Capital Group, L.P.
                                605 Third Avenue
                                   26th Floor
                            New York, New York 10016
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (212) 655-0220
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes [X] No [_]

As of August 1, 2000, there were 12,997,646 shares of the registrant's Common Stock issued and outstanding, of which 8,061,586 shares were shares of Class A Common Stock and 4,936,060 shares were shares of Class B Common Stock.

As of August 1, 2000, of the registrant's 12,997,646 shares of Common Stock issued and outstanding, 9,540,035 shares are held by affiliates of the registrant and 3,457,611 of the registrant's shares are held by non-affiliates of the registrant. The registrant's Common Stock is not listed on any exchange; the registrant does not intend to list its Common Stock on any exchange in the near term; there is not currently a public market for the registrant's Common Stock; and there can be no assurance that an active trading market for the registrant's Common Stock will develop or be sustained.

                          METROPOLIS REALTY TRUST, INC.


                                      INDEX
                                      -----


PART I - FINANCIAL INFORMATION                                              PAGE
------------------------------                                              ----

ITEM 1.        Financial Statements.........................................1

          The accompanying unaudited, interim financial statements have been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation have been included.

            Consolidated   Balance  Sheets  as  of  June  30,  2000
            (unaudited) and December 31, 1999 (audited).....................1

            Consolidated  Statements of Income for the quarters and
            six   months    ended   June   30,    2000   and   1999
            (unaudited).....................................................2

            Consolidated  Statements  of  Cash  Flows  for  the six
            months     ended    June    30,     2000    and    1999
            (unaudited).....................................................3

            Notes    to    Consolidated     Financial    Statements
            (unaudited).....................................................4

ITEM 2.        Management's   Discussion  and  Analysis  of  Financial
               Condition and Results of Operations..........................9

ITEM 3.        Quantitative  and Qualitative  Disclosure  About Market
               Risk.........................................................12


PART II - OTHER INFORMATION.................................................12
---------------------------

ITEM 1.        Legal Proceedings............................................12

ITEM 2.        Changes in Securities........................................12

ITEM 3.        Defaults Upon Senior Securities..............................12

ITEM 4.        Submission of Matters to a Vote of Security Holders..........12

ITEM 5.        Other Information............................................12

ITEM 6.        Exhibits and Reports on Form 8-K.............................12


SIGNATURES..................................................................S-1
----------


                                         PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

METROPOLIS REALTY TRUST, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
                                                                   June 30, 2000         December 31, 1999
                                                                    (Unaudited)              (Audited)
                                                                   -------------         -----------------

ASSETS
Rental property - net of accumulated depreciation of                    $371,543               $374,282
  $32,382 and $27,316, respectively
Cash and cash equivalents                                                 12,382                  9,113
Escrow deposits                                                            3,834                  3,179
Tenant security deposits                                                     226                    226
Due from tenants - net of allowance for doubtful accounts                  3,001                  2,446
  of $3,651 and $3,651, respectively
Deferred financing costs - net of amortization of                         10,547                 12,616
  $2,359 and $207, respectively
Real estate tax refunds                                                    3,175                  3,175
Deferred rent receivable                                                  48,014                 46,110
Prepaid real estate taxes                                                  8,918                  8,658
Deferred leasing costs, net of amortization of                            14,861                 14,864
  $1,934 and $1,232, respectively
Other assets                                                                 462                    607
                                                                         -------                -------

TOTAL ASSETS                                                            $476,963               $475,276
                                                                         =======                =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Mortgage notes                                                          $425,000               $425,000
Accounts payable and accrued expenses                                      9,194                  8,700
Dividends payable                                                          1,950                      -
Tenants' security deposits and unearned revenue                            2,023                  1,462
                                                                         -------                -------

Total Liabilities                                                        438,167                435,162
                                                                         -------                -------

Subordinated Minority Interest                                            14,409                 14,409
                                                                         -------                -------

Stockholders' Equity
Common Stock - $10 par value
    (Class A - outstanding - 8,061,586 and
    8,059,586 shares,  respectively Class
    B - outstanding - 4,936,060 and 4,936,060
    shares, respectively)                                                129,976                129,956
Paid-in capital                                                          175,844                175,844
Retained deficit                                                        (281,433)              (280,095)
                                                                        --------               --------

Total Stockholders' Equity                                                24,387                 25,705
                                                                        --------               --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $476,963               $475,276
                                                                         =======                =======

See notes to consolidated financial statements.

                                                       1


CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share amounts)

                                                          Quarter Ended June 30,        Six Months Ended June 30,
                                                           2000            1999            2000            1999
                                                           ----            ----            ----            ----
REVENUES:
Base rental income                                       $21,540         $26,615         $42,667         $55,614
Operating escalation income                                1,019           4,221           1,527           7,726
Lease termination income                                       -          25,855               -          25,855
Miscellaneous income                                       1,218           2,454           1,458           2,764
                                                         -------         -------         -------         -------
Total revenues                                            23,777          59,145          45,652          91,959

OPERATING EXPENSES:
Real estate taxes                                          4,332           7,074           8,663          14,147
Operating and maintenance                                  1,443           1,890           2,586           3,626
Utilities                                                  1,667           1,359           3,162           2,865
Payroll                                                      800           1,111           1,516           2,212
Management fees                                              418             486             857           1,065
Professional fees                                            368             209             545             366
General and administrative                                   105              51             148             127
Depreciation and amortization                              2,907           3,832           5,769           7,702
                                                         -------         -------         -------         -------
Total operating expenses                                  12,040          16,012          23,246          32,110

OTHER ITEMS:
Interest income                                              312             787             550           1,587
Interest expense                                          (9,932)         (8,794)        (20,364)        (17,537)
                                                         -------         -------         -------         -------
Total other items                                         (9,620)         (8,007)        (19,814)        (15,950)
                                                          ------          ------         -------         -------

NET INCOME                                                $2,117         $35,126          $2,592         $43,899
                                                         =======         =======         =======         =======

NET INCOME PER COMMON SHARE:

Net Income                                            $      .16      $     2.71      $      .20      $     3.38
                                                      ==========      ==========      ==========      ==========
Weighted Average Common Shares Outstanding            12,997,646      12,970,646      12,997,646      12,970,646
                                                      ==========      ==========      ==========      ==========

NET INCOME PER COMMON SHARE (assuming dilution):

Net Income                                            $      .16      $     2.70      $      .20      $    3.38
                                                      ==========      ==========      ==========      ==========

Weighted Average Common Shares Outstanding
(including 3,000 and 28,000 shares of
Common Stock  issuable upon the exercise of
outstanding options as of June 30, 2000 and
1999, respectively)                                   13,000,646      12,998,646      13,000,646      12,998,646
                                                      ==========      ==========      ==========      ==========


See notes to consolidated financial statements.

                                                      2


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

                                                                                  Six Months Ended June 30,
                                                                                  2000                   1999
                                                                                  ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                        $2,592               $43,899
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                                   7,921                 8,795
   Amortization of discount - notes receivable                                         -                  (288)
   Change in:
     Increase in lease termination fee receivable                                      -               (25,855)
     (Increase)/Decrease in escrow deposits                                         (656)                2,331
     Increase in due from tenants                                                   (555)                 (312)
     Increase in prepaid expenses and other assets                                  (116)                 (205)
     (Increase)/Decrease in deferred rent receivable                              (1,904)                  262
     Increase in accounts payable and accrued expenses                               494                 5,408
     Increase/(Decrease) in unearned revenue                                         561                (1,771)
                                                                                 -------              --------
       Net cash provided by operating activities                                   8,337                32,264
                                                                                 -------              --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to building and equipment                                              (2,327)               (9,034)
 Additions to leasing costs                                                         (699)              (10,245)
 Collections on notes receivable                                                       2                   183
                                                                                 -------              --------
     Net cash used in investing activities                                        (3,024)              (19,096)
                                                                                 -------              --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on mortgage notes                                                            -                (3,750)
 Dividends paid                                                                   (1,950)               (6,485)
 Other                                                                               (94)                    -
                                                                                 -------              --------
     Net cash used in financing activities                                        (2,044)              (10,235)
                                                                                 -------              --------

INCREASE IN CASH AND CASH EQUIVALENTS                                              3,269                 2,933


CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     9,113                25,357
                                                                                 -------              --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $12,382               $28,290
                                                                                  ======                ======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

  Interest paid during period                                                    $15,299               $16,518
                                                                                  ======                ======
  Dividends declared                                                              $3,900               $12,970
                                                                                  ======                ======

See notes to consolidated financial statements.

                                                      3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(In thousands, except share information)


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

          On November 22, 1999, the Company sold all of its interests in the 237 Property. As of June 30, 2000, the Company owns a 94.05% partnership interest, as limited partner, in 1290 Partners, L.P., a Delaware limited partnership (the "1290 Property Owning Partnership"). The 1290 Property Owning Partnership owns the 1290 Property. A wholly-owned subsidiary of the Company ("1290 GP Corp.") owns a 1% interest, as general partner, in the 1290 Property Owning Partnership. The remaining 4.95% interest in the 1290 Property Owning Partnership is owned by 237/1290 Upper Tier Associates, L.P., a Delaware limited partnership (the "Upper Tier LP"). The 4.95% interest is subordinated to the 94.05% partnership interest of the Company with respect to certain priority distributions from the 1290 Property Owning
          Partnership. The Upper Tier LP and the 1290 Property Owning Partnership are hereinafter referred to, collectively, as the "Partnerships."

          Basis of Presentation - The consolidated balance sheets include Metropolis and each of the entities through which Metropolis indirectly owns the 1290 Property. The presentation of the consolidated balance sheets requires estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet date. Actual results could differ from those estimates. Certain 1999 amounts on the consolidated statements of income have been reclassified to conform with the 2000 presentation.

          Rental Property - Rental property is carried at cost, net of accumulated depreciation and amortization, and includes land, building, tenant improvements and building improvements. Land is carried at $63,470 and $134,518 as of June 30, 2000 and 1999,
          respectively. Building, tenant improvements and building improvements are carried at $340,455 and $555,692 as of June 30, 2000 and 1999,
          respectively. If a property is determined to be impaired, it must be written down to its estimated fair value. Fair value is defined as the amount for which the asset could be bought or sold in a current transaction, that is, other than a forced or liquidation sale.

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

          Rental Income - Rental income is recognized on a straight-line basis over the terms of the related leases. Differences between actual base amounts due from tenants leases and the straight-line basis are included in deferred rent receivable.

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

2.        SALE OF PROPERTY

          On November 22, 1999, the Company sold the 237 Property for an aggregate purchase price of $372,000, subject to customary prorations and certain adjustments. The following represents the results of operations for the 237 Property for the quarter and six months ended June 30, 1999:

                                                                 Quarter Ended                Six Months Ended
                                                                 June 30, 1999                  June 30, 1999
                                                                 -------------                ------------------

                  REVENUES:
                  Base rental income                                  $ 8,325                       $17,648
                  Operating escalation income                           3,357                         6,637
                  Lease termination income                             25,855                        25,855
                  Miscellaneous income                                    142                           263
                                                                     --------                      --------

                  Total revenues                                       37,679                        50,403
                                                                     --------                      --------

                  OPERATING EXPENSES:
                  Real estate taxes                                     2,580                         5,161
                  Operating and maintenance                               703                         1,372
                  Utilities                                               142                           371
                  Payroll                                                 440                           848
                  Management fees                                         119                           311
                  Professional fees                                        95                           185
                  General and administrative                               13                            41
                  Depreciation and amortization                         1,420                         2,837
                                                                     --------                      --------
                  Total operating expenses                              5,512                        11,126
                                                                     --------                      --------

                  OTHER ITEMS:
                  Interest income                                         228                           386
                  Interest expense                                     (3,544)                       (7,070)
                                                                      --------                      --------
                  Total other items                                    (3,316)                       (6,684)
                                                                      --------                      --------

                  NET INCOME                                          $28,851                       $32,593
                                                                       ======                        ======

3.        MORTGAGE NOTES

          Mortgage notes consist of a $425,000 mortgage loan (the "1290 Mortgage Loan") secured by the 1290 Property. Interest on the 1290 Mortgage Loan is based on LIBOR plus 2% and requires interest only payments through maturity on January 2, 2003. The 1290 Property Owning Partnership has a one time right (subject to achieving certain conditions, including a debt service coverage ratio, loan to value ratio and payment of a 25 basis point extension fee), at its option, to extend the maturity for a period of twelve months. Between July 1, 2000 and December 31, 2000, the 1290 Mortgage Loan can be repaid together with a prepayment premium equal to one-half of one percent of the outstanding principal balance. The

          1290 Mortgage Loan may be repaid in whole after December 31, 2000, without penalty or premium. The costs associated with securing the 1290 Mortgage Loan of approximately $12,907 are included in deferred financing costs and are amortized over the term of the 1290 Mortgage Loan.

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

5.        SUBORDINATED MINORITY INTEREST

          The Subordinated Minority Interest represents the 99% limited partnership interest of JMB/NYC Office Building Associates, L.P.
          ("JMB/NYC") in the Upper Tier LP which owns a subordinated 4.95% limited partnership interest in the 1290 Property Owning Partnership (the "Subordinated Minority Interest"). Pursuant to the 1290 Property Owning Partnership's Amended and Restated Agreement of Limited
          Partnership (the "1290 Partnership Agreement"), (A) if JMB/NYC exercises its right (the "JMB Put Right"), which right is exercisable commencing in September 2001, to cause the Company to acquire the interest held by Upper Tier LP in the 1290 Property Owning Partnership (the "Upper Tier LP Interest"), the Company would be required to pay to JMB/NYC the greater of (x) $1,000 and (y) the Put Amount (as defined below), (B) if the Company exercises its right (the "Company Call Right"), which right is exercisable commencing in March 2001, to acquire the Upper Tier LP Interest, the Company would be required to pay to JMB/NYC the greater of (x) $1,400 and (y) the Call Amount (as defined below), and (C) the Company may sell the 1290 Property, its partnership interest in the 1290 Property Owning Partnership or greater than a 51% interest in the Company itself at any time after January 1, 2000; provided that in connection with such sale the Company pays $4,500 to JMB/NYC. "Put Amount" means the price based upon a multiple of the net operating income of the 1290 Property for the immediately preceding calendar year reduced by the debt encumbering the 1290 Property and any priority distributions to which the Company is entitled as a partner of the 1290 Property Owning Partnership. "Call Amount" means the price based upon a multiple of twice the net operating income of the 1290 Property for the period of January 1, 2000 through June 30, 2000, reduced by the debt encumbering the 1290 Property and any priority distributions to which the Company is entitled as a partner of the 1290 Property Owning Partnership.

          The Company does not intend to sell the 1290 Property prior to March 2001 and intends to exercise the Company Call Right in March 2001. If the Company exercises the Company Call Right in March 2001, the Company expects that it would be required to pay $1,400 to JMB/NYC.

          Management believes, however, that no economic obligation exists to JMB/NYC as of June 30, 2000 and that JMB/NYC would not be entitled to receive any distributions in excess of amounts under the Put Right and Call Right in respect of the Subordinated Minority Interest. Management believes that, upon exercise by the Company of the Company Call Right, JMB/NYC would only be entitled to receive $1,400 in respect of the Subordinated Minority Interest. Pursuant to the 1290 Partnership Agreement, JMB/NYC would be entitled to distributions only after the Company has received certain priority distributions as more fully described below.

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

As a result of the distribution of the net proceeds from the sale of the 237 Property and the refinancing of the 1290 Property, $446 was paid to JMB/NYC in 1999.

6.       STOCKHOLDERS' EQUITY

         The Company has the authority to issue 50,000,000 shares of common stock, par value $10 per share (the "Common Stock"), and 10,000,000 shares of Preferred Stock, par value $10 per share. As of June 30, 2000, of the 12,997,646 shares issued and outstanding, 8,061,586 represents shares of Class A Common Stock and 4,936,060 represent shares of Class B Common Stock. The Class A Common Stock and the Class B Common Stock have identical rights and privileges, and are treated as a single class, with respect to all matters (other than certain voting rights) including, without limitation, the payment of dividends and distributions upon liquidation.

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

         On December 13, 1999, the Board of Directors decreased the exercise price of all outstanding options by $15.00 per share in consideration of a special distribution to stockholders of $15.00 per share that was made on that date. After the adjustment of the options' exercise prices, every Director but one exercised his options on December 23, 1999. In March 1998, John R.S. Jacobsson was granted options entitling him to purchase an aggregate of 3,000 shares of Common Stock at an exercise price of $42.50 per share. Such options were issued in July 1998, and became fully exercisable on October 10, 1999. The exercise price of Mr. Jacobsson's options was adjusted to $27.50 per share on December 13, 1999 and to $12.50 per share on December 28, 1999 in consideration of two special distributions to stockholders of $15.00 per share that were made on such dates.

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

8.       RELATED PARTY TRANSACTIONS

         Asset Management - The Company has entered into an Asset Management Agreement with a company ("Asset Manager") that is directly affiliated with two of Metropolis' shareholders. One of these shareholders is also a Director and Officer of the Company. The Asset Manager provides asset advisory, consultation and management services for the Company. Fees for such services are payable at a rate of $25 per month, in arrears. The Asset Management Agreement also provides for reimbursement of costs and expenses for contractors and professional fees, as incurred. Asset management fees incurred for the three and six months ended June 30, 2000 aggregated approximately $75 and $150, respectively. Asset management fees incurred for the three and six months ended June 30, 1999 aggregated approximately $75 and $150, respectively.

         Property Management. - The Company has entered into a Management and Leasing Agreement with a company ("Property Manager/Leasing Agent") that is an affiliate of a shareholder. The Property Manager/Leasing Agent manages and operates the 1290 Property and provides all supervisory, management and leasing services. Until the sale of the 237 Property in November 1999, the Property Manager/Leasing Agent performed similar services with respect to the 237 Property. The Management and Leasing Agreement provides for a fee of 1.5% of gross revenues, payable monthly and reimbursement for overhead and all reasonable out-of-pocket-expenses incurred. The Management and Leasing Agreement also provides for leasing commissions to be calculated on a sliding scale percentage basis of a lease's base rent. Fees incurred under the Management and Leasing Agreement for the three and six months ended June 30, 2000 aggregated approximately $354 and $995, respectively. Fees incurred for the three and six months ended June 30, 1999 aggregated approximately $2,626 and $3,213, respectively.

         An affiliate of the Property Manager/Leasing Agent provides cleaning services for the 1290 Property. Until the sale of the 237 Property in November 1999, an affiliate of the Property Manger/Leasing Agent performed similar services with respect to the 237 Property. Fees incurred for cleaning services for the three and six months ended June 30, 2000 totaled $799 and $1,599, respectively. Fees incurred for the three and six months ended June 30, 1999 aggregated approximately $986 and $2,081, respectively.

         REIT Management - The Company has entered into a REIT Management Agreement with the Property Manager/Leasing Agent ("REIT Manager"). The REIT Manager performs certain accounting, administrative and monitoring services. The REIT Management Agreement provides for compensation to the REIT Manager of a monthly fee and reimbursement of documented out-of-pocket expenses. Fees incurred under the REIT Management Agreement for the three and six months ended June 30, 2000 aggregated approximately $31 and $63, respectively. Fees incurred for the three and six months ended June 30, 1999 aggregated approximately $31 and $63, respectively.

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

         Management believes the fair market value of the 1290 Mortgage Loan approximates the carrying value at June 30, 2000.

         The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2000.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (In thousands, except share information)

         General

         The discussion below relates primarily to the financial condition and results of operations of Metropolis Realty Trust, Inc. (the "Company") for the second quarter of 2000. Stockholders are encouraged to review the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1999 contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for a more complete understanding of the Company's financial condition and results of operations.

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

         As of June 30, 2000, 12,997,646 shares of common stock were issued and outstanding. The Common Stock of the Company is not listed on any exchange, and the Company does not intend to list the Common Stock on any exchange in the near term.

         The assets and results of operations of the Properties are reported in the consolidated financial statements of the Company using the consolidation method of accounting.

         Results of Operations

         Quarters Ended June 30, 2000 and 1999
         -------------------------------------

         Base rental income decreased by approximately $5,075 for the quarter ended June 30, 2000 as compared to the same period in the prior year. This decrease of 19.1% is primarily attributable to the sale of the 237 Property, offset by an increase due to higher base rents at the 1290 Property associated with new leases for approximately 161,000 square feet entered into subsequent to June 30, 1999.

         Lease termination income decreased by $25,855 for the quarter ended June 30, 2000 as compared to the same period in the prior year. As of June 30, 1999, the Company terminated the lease with Swiss Reinsurance America Corporation ("Swiss Re"), a tenant of the 237 Property. The termination of the lease resulted in a payment by Swiss Re to the Company of a one-time lease termination fee of $25,855.

         Miscellaneous income decreased by $1,236 for the quarter ended June 30, 2000 as compared to the same period in the prior year. This decrease is primarily due to the reversal of a utility tax claim reserve in June 1999 in the amount of $2,900 which resulted in an increase in miscellaneous income for that quarter, offset by $1,000 that the Company received in June 2000 from a tenant at the 1290 Property in connection with the occupancy of space that the tenant was previously subleasing and now leases directly.

         Operating expenses for the quarter ended June 30, 2000 were $12,040, a decrease of 24.8% from the quarter ended June 30, 1999. This decrease is primarily attributable to the sale of the 237 Property. This decrease is partially offset by an increase in depreciation and amortization related to additions to building and tenant improvements in 1999 and 2000, and an increase in utility expense at the 1290 Property. Operating expenses as a percentage of base rental income and escalation income increased to 53.4% for the quarter ended June 30, 2000 from 51.9% for the quarter ended June 30, 1999.

         Interest expense for the quarter ended June 30, 2000 increased 12.9% from the quarter ended June 30, 1999. This increase is due to a higher level of mortgage indebtedness, a higher interest rate on such indebtedness and an increase in the amortization of deferred financing costs associated with such indebtedness.

         Six Months Ended June 30, 2000 and 1999
         ---------------------------------------

         Base rental income decreased by $12,947 for the six months ended June 30, 2000 as compared to the same period in the prior year. This decrease is primarily attributable to the sale of the 237 Property, offset by an increase due to higher base rents at the 1290 Property associated with new leases for approximately 161,000 square feet entered into subsequent to June 30, 1999.

         Lease termination income decreased by $25,855 for the six months ended June 30, 2000 as compared to the same period in the prior year. As of June 30, 1999, the Company terminated the lease with Swiss Re, a tenant of the 237 Property. The termination of the lease resulted in a payment by Swiss Re to the Company of a one-time lease termination fee of $25,855.

         Miscellaneous income decreased $1,306 for the six months ended June 30, 2000 as compared to the same period in the prior year. This decrease is primarily due to the reversal of a utility tax claim reserve in June 1999 in the amount of $2,900 which resulted in an increase in miscellaneous income for that period, offset by $1,000 that the Company received in June 2000 from a tenant at the 1290 Property in connection with the occupancy of space that the tenant was previously sub-leasing and now leases directly.

         Operating expenses for the six months ended June 30, 2000 were $23,246, a decrease of 27.6% from the six months ended June 30, 1999. This decrease is primarily due to the sale of the 237 Property. This decrease is partially offset by an increase in depreciation and amortization related to additions to building and tenant improvements in 1999 and 2000, and an increase in utility expense at the 1290 Property. Operating expenses as a percentage of base rental income and escalation income increased to 52.6% for the six months ended June 30, 2000 from 50.7% for the six months ended June 30, 1999.

         Interest expense for the six months ended June 30, 2000 increased 16.1% from the six months ended June 30, 1999. This increase is due to a higher level of mortgage indebtedness, a higher interest rate on such indebtedness and an increase in the amortization of deferred financing costs associated with such indebtedness.

         Liquidity and Capital Resources

         During the six months ended June 30, 2000, cash flow from operations totaled $8,337. The Company used this cash flow from operations to fund building and tenant improvements of approximately $2,327 and leasing costs of approximately $699.

         At June 30, 2000, the Company has unrestricted cash on hand of approximately $12,382 of which $1,950 was used to pay a dividend on July 14, 2000 to holders to record of the Company's Common Stock on June 30, 2000.

         During the fourth quarter of 1999, the Company sold the 237 Property and refinanced the 1290 Property with a $425,000 mortgage loan (the "1290 Mortgage Loan"). Interest on the 1290 Mortgage Loan is based on LIBOR plus 2% and requires interest only payments through maturity on January 2, 2003. The 1290 Property Owning Partnership has a one time right at its option to extend the maturity for a period of 12 months (subject to achieving certain conditions, including a debt service coverage ratio, loan to value ratio and the payment of a 25 basis point extension fee). Between July 1, 2000 and December 31, 2000, the 1290 Mortgage Loan can be repaid together with a prepayment premium equal to one-half of one percent (.5%) of the outstanding principal balance. The 1290 Mortgage Loan may be repaid in whole after December 31, 2000, without penalty or premium. The costs associated with securing the 1290 Mortgage Loan of approximately $12,907 are included in deferred financing costs and are amortized over the term of the 1290 Mortgage Loan.

         Other

         This report contains certain "forward-looking statements" within the protection of the statutory safe-harbors of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such statements using the words "believes," "anticipates," "expects" and similar expressions, are forward-looking statements. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially from those projected or suggested in such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

The 1290 Property Owning Partnership and Morgan Stanley Derivative Products, Inc. entered into an Interest Rate Exchange Agreement effective December 13, 1999 (the "1290 Swap Agreement"). The 1290 Swap Agreement provides that the 1290 Property Owning Partnership will pay interest at an effective rate of 8.4995% per annum on the notional amount of $425,000. Management believes that the risk of incurring losses related to the credit risk is remote and that any losses would be immaterial.

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

Item 5.  Other Information.

               None.

Item 6.  Exhibits and Reports on Form 8-K

               (a) Exhibits required by Item 601 of Regulation S-K

               27.1 Financial Data Schedule as of and for the 6 months ended June 30, 2000.

               (b) Reports on Form 8-K.

               None.

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

                                METROPOLIS REALTY TRUST, INC.

                                By:     /S/ LEE S. NEIBART
                                        ---------------------------------------
                                        Name:   Lee S. Neibart
                                        Title:  President and Director


                                By:    /S/ STUART KOENIG
                                       ----------------------------------------
                                       Name:    Stuart Koenig
                                       Title:   Vice President and Treasurer

Dated:  August 14, 2000

                                  EXHIBIT INDEX


Exhibit No.                Description

27.1                       Financial Data Schedule