Form 10-Q
period 2000-09-30
METROPOLIS REALTY TRUST INC
filed 2000-11-14
CIK 1028198

Form 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   (Mark One)
           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                -------------------------------------------------


                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from   to

                         Commission file number 0-21849

                          METROPOLIS REALTY TRUST, INC.
                          -----------------------------


             (Exact name of registrant as specified in its charter)

          MARYLAND                                        13-3910684
          --------                                        ----------

       (State or other jurisdiction                    (IRS Employer
        of incorporation or organization)               Identification No.)


                         c/o Victor Capital Group, L.P.
                                 410 Park Avenue
                                   14th Floor
                            New York, New York 10022
                       ---------------------------------

                    (Address of principal executive offices)
                                   (Zip Code)

                                 (212) 655-0220
                       ---------------------------------

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
                                                      Yes   X          No
                                                          -----           ------

As of November 1, 2000, there were 12,997,646 shares of the registrant's Common Stock issued and outstanding, of which 8,061,586 shares were shares of Class A Common Stock and 4,936,060 shares were shares of Class B Common Stock.

As of November 1, 2000, of the registrant's 12,997,646 shares of Common Stock issued and outstanding, approximately 9,722,489 shares are held by affiliates of the registrant and approximately 3,275,157 of the registrant's shares are held by non-affiliates of the registrant. The registrant's Common Stock is not listed on any exchange; the registrant does not intend to list its Common Stock on any exchange in the near term; there is not currently a public market for the registrant's Common Stock; and there can be no assurance that an active trading market for the registrant's Common Stock will develop or be sustained.

                          METROPOLIS REALTY TRUST, INC.


                                      INDEX


PART I - FINANCIAL INFORMATION                                              PAGE
------------------------------                                              ----

ITEM 1.  Financial Statements..................................................1

The accompanying unaudited, interim financial statements have been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation have been included.

         Consolidated Balance Sheets as of September 30, 2000
         (unaudited) and December 31, 1999 (audited)...........................1

         Consolidated Statements of Income (Loss) for the quarters
         and nine months ended September 30, 2000 and 1999 (unaudited).........2

         Consolidated Statements of Cash Flows for the nine
         months ended September 30, 2000 and 1999 (unaudited)..................3

         Notes to Consolidated Financial Statements (unaudited)................4

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................................9

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk............12

PART II - OTHER INFORMATION...................................................12
---------------------------

ITEM 1.  Legal Proceedings....................................................12

ITEM 2.  Changes in Securities................................................12

ITEM 3.  Defaults Upon Senior Securities......................................12

ITEM 4.  Submission of Matters to a Vote of Security Holders..................12

ITEM 5.  Other Information....................................................12

ITEM 6.  Exhibits and Reports on Form 8-K.....................................12


SIGNATURES...................................................................S-1
----------


                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

METROPOLIS REALTY TRUST, INC.
AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
                                                                       September 30, 2000     December 31, 1999
                                                                           (Unaudited)            (Audited)
                                                                           -----------            ---------
ASSETS
Rental property - net of accumulated depreciation of                           $369,299             $374,282
  $34,929 and $27,316, respectively
Cash and cash equivalents                                                        15,091                9,113
Escrow deposits                                                                   6,938                3,179
Tenant security deposits                                                            227                  226
Due from tenants - net of allowance for doubtful accounts                         2,250                2,446
  of $3,651 and $3,651, respectively
Deferred financing costs - net of amortization of                                 9,478               12,616
  $3,438 and $207, respectively
Real estate tax refunds                                                           3,175                3,175
Deferred rent receivable                                                         48,541               46,110
Prepaid real estate taxes                                                         4,459                8,658
Deferred leasing costs, net of amortization of                                   16,262               14,864
  $2,278 and $1,232, respectively
Other assets                                                                        394                  607
                                                                                -------             --------
TOTAL ASSETS                                                                    $476,114            $475,276
                                                                                ========            ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Mortgage notes                                                                  $425,000            $425,000
Accounts payable and accrued expenses                                             10,462               8,700
Dividends payable                                                                  1,950                  --
Tenants' security deposits and unearned revenue                                    2,171               1,462
                                                                                --------            --------
Total Liabilities                                                                439,583             435,162
                                                                                --------            --------
Subordinated Minority Interest                                                    14,409              14,409
                                                                                --------            --------
Stockholders' Equity
Common Stock - $10 par value
    (Class A - outstanding - 8,061,586 and 8,059,586
    shares, respectively
    Class B - outstanding - 4,936,060 and 4,936,060
    shares, respectively)
                                                                                129,976              129,956
Paid-in capital                                                                 175,844              175,844
Retained deficit                                                               (283,698)            (280,095)
                                                                                --------            ---------
Total Stockholders' Equity                                                      22,122                25,705
                                                                                --------            ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $476,114            $475,276
                                                                                ========            =========

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF INCOME (LOSS) (UNAUDITED)
(In thousands, except share amounts)


                                                      Quarter Ended September        Nine Months Ended
                                                                 30,                    September 30,
                                                         2000          1999           2000          1999
                                                         ----          ----           ----          ----
REVENUES:
Base rental income                                      $21,350      $31,040        $64,018        $86,152
Operating escalation income                                 410        2,054          1,936          9,780
Lease termination income                                     --           --             --         25,855
Miscellaneous income                                        735          537          2,193          3,803
                                                      ---------    ---------       --------       --------
Total revenues                                           22,495       33,631         68,147        125,590

OPERATING EXPENSES:
Real estate taxes                                         4,461        7,320         13,125         21,467
Operating and maintenance                                   964        2,093          3,549          5,493
Utilities                                                 3,056        2,674          6,218          5,588
Payroll                                                     773        1,124          2,289          3,350
Management fees                                             457          618          1,315          1,683
Professional fees                                            68          488            612            893
General and administrative                                   91          285            239            536
Depreciation and amortization                             2,892        4,321          8,660         12,023
                                                       --------     --------       --------       --------
Total operating expenses                                 12,762       18,923         36,007         51,033

OTHER ITEMS:
Write-off of note receivable                                 --       (1,088)            --         (1,088)
Interest income                                             294          703            844          2,290
Interest expense                                        (10,342)      (8,791)       (30,707)       (26,328)
                                                        --------     ----------     --------       --------
Total other items                                       (10,048)      (9,176)       (29,863)       (25,126)
                                                        --------     ----------     --------       --------

NET INCOME (LOSS)                                         ($315)      $5,532         $2,277        $49,431
                                                        ========     ==========     ========       ========

NET INCOME (LOSS) PER COMMON SHARE:

Net Income (Loss)                                         ($.02)        $.43           $.18          $3.81
                                                        ========      ========      ========       ========
Weighted Average Common Shares Outstanding            12,997,646    12,970,646    12,997,646     12,970,646
                                                      ==========    ==========    ==========     ==========

NET INCOME (LOSS) PER COMMON SHARE (assuming dilution):

Net Income (Loss)                                         ($.02)        $.43           $.18          $3.80
                                                      ==========    ==========    ==========     ==========
Weighted Average Common Shares Outstanding
(including 3,000 and 28,000 shares of Common Stock
issuable upon the exercise of outstanding options
as of September 30, 2000 and 1999, respectively)      13,000,646    12,998,646    13,000,646     12,998,646
                                                      ==========    ==========    ==========     ==========


See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)


                                                                         Nine Months Ended September 30,
                                                                               2000             1999
                                                                               ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                   $2,277          $49,431
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                                                11,890           13,662
Amortization of discount - notes receivable                                      --             (353)
Write-off of note receivable                                                     --            1,088
Change in:
  Increase in escrow deposits                                                (3,760)          (4,912)
  Decrease in due from tenants                                                  196              176
  Decrease in prepaid expenses and other assets                               4,406            6,877
  Increase in deferred rent receivable                                       (2,431)          (6,093)
  Increase in accounts payable and accrued expenses                           1,762            1,357
  Increase/(Decrease) in unearned revenue                                       709           (1,624)
  Decrease in tenant security deposits                                          --                64
                                                                           --------        ---------
     Net cash provided by operating activities                               15,049           59,673
                                                                           --------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to building and equipment                                          (2,630)          (9,680)
Additions to leasing costs                                                   (2,444)         (13,902)
Collections on notes receivable                                                   5              246
                                                                         ----------         ---------
     Net cash used in investing activities                                   (5,069)         (23,336)
                                                                         ----------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on mortgage notes                                                       --           (5,625)
Dividends paid                                                               (3,900)         (12,970)
Other                                                                          (102)              --
                                                                           ---------        ---------
     Net cash used in financing activities                                   (4,002)         (18,595)
                                                                           ---------        ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                         5,978            17,742

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD
                                                                              9,113            25,358
                                                                           --------          --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $15,091           $43,100
                                                                            =======           =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid during period                                               $24,565           $24,689
                                                                            =======           =======
  Dividends declared                                                       $  5,849           $19,455
                                                                           ========           =======



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

         On November 22, 1999, the Company sold all of its interests in the 237 Property. As of September 30, 2000, the Company owns a 94.05% partnership interest, as limited partner, in 1290 Partners, L.P., a Delaware limited partnership (the "1290 Property Owning Partnership"). The 1290 Property Owning Partnership owns the 1290 Property. A wholly-owned subsidiary of the Company ("1290 GP Corp.") owns a 1% interest, as general partner, in the 1290 Property Owning Partnership. The remaining 4.95% interest in the 1290 Property Owning Partnership is owned by 237/1290 Upper Tier Associates, L.P., a Delaware limited partnership (the "Upper Tier LP"). The 4.95% interest is subordinated to the 94.05% partnership interest of the Company with respect to certain priority distributions from the 1290 Property Owning Partnership. The Upper Tier LP and the 1290 Property Owning Partnership are hereinafter referred to, collectively, as the "Partnerships."

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

         Rental Property - Rental property is carried at cost, net of accumulated depreciation and amortization, and includes land, building, tenant improvements and building improvements. Land is carried at $63,470 and $63,500 as of September 30, 2000 and 1999, respectively. Building, tenant improvements and building improvements are carried at $340,758 and $335,769 as of September 30, 2000 and 1999, respectively. If a property is determined to be impaired, it must be written down to its estimated fair value. Fair value is defined as the amount for which the asset could be bought or sold in a current transaction, that is, other than a forced or liquidation sale.

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

         New Accounting Pronouncements - During 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", which provides that all derivative instruments should be recognized as either assets or liabilities depending on the rights and obligations under the contract and that all derivative instruments be measured at fair value. This pronouncement is required to be adopted by January 1, 2001. Management does not believe that the implementation of this pronouncement will have an adverse impact on the Company's financial statements.

         In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company's management believes that the guidance expressed in the bulletin does not affect the Company's current revenue recognition policies.

2.       SALE OF PROPERTY

         On November 22, 1999, the Company sold the 237 Property for an aggregate purchase price of $372,000, subject to customary prorations and certain adjustments. The following represents the results of operations for the 237 Property for the quarter and nine months ended September 30, 1999:



                                                                 Quarter Ended                Nine Months Ended
                                                               September 30, 1999            September 30, 1999
                                                               ------------------            ------------------

                  REVENUES:
                  Base rental income                                $9,892                        $27,478
                  Operating escalation income                        1,795                          8,431
                  Lease termination income                              --                         25,855
                  Miscellaneous income                                  90                            416
                                                                  --------                       --------

                  Total revenues                                    11,777                         62,180
                                                                  --------                       --------

                  OPERATING EXPENSES:
                  Real estate taxes                                  2,768                          7,929
                  Operating and maintenance                            726                          2,109
                  Utilities                                            259                            626
                  Payroll                                              430                          1,278
                  Management fees                                      238                            550
                  General and administrative expenses
                   and professional fees                                65                            297
                  Depreciation and amortization                        334                          3,171
                                                                  --------                       --------
                  Total operating expenses                           4,820                         15,960
                                                                  --------                        -------

                  OTHER ITEMS:
                  Interest income                                      459                            845
                  Interest expense                                  (3,556)                       (10,610)
                                                                  ---------                      ---------
                  Total other items                                 (3,097)                        (9,765)
                                                                  ---------                      ---------

                  NET INCOME                                        $3,860                         $36,455
                                                                  =========                      =========


3.       MORTGAGE NOTES

         Mortgage notes consist of a $425,000 mortgage loan (the "1290 Mortgage Loan") secured by the 1290 Property. Interest on the 1290 Mortgage Loan is based on LIBOR plus 2% and requires interest only payments through maturity on January 2, 2003. The 1290 Property Owning Partnership has a one time right (subject to achieving certain conditions, including a debt service coverage ratio, loan to value ratio and payment of a 25 basis point extension fee), at its option, to extend the maturity for a period of twelve months. Between July 1, 2000 and December 31, 2000, the 1290 Mortgage Loan can be repaid together with a prepayment premium equal to one-half of one percent of the outstanding principal balance. The 1290 Mortgage Loan may be repaid in whole after December 31, 2000, without penalty or premium. The costs associated with securing the 1290 Mortgage Loan of approximately $12,916 are included in deferred financing costs and are amortized over the term of the 1290 Mortgage Loan.

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

         Management believes, however, that no economic obligation exists to JMB/NYC as of September 30, 2000 and that JMB/NYC would not be entitled to receive any distributions in excess of amounts under the Put Right and Call Right in respect of the Subordinated Minority Interest. Management believes that, upon exercise by the Company of the Company Call Right, JMB/NYC would only be entitled to receive $1,400 in respect of the Subordinated Minority Interest. Pursuant to the 1290 Partnership Agreement, JMB/NYC would be entitled to distributions only after the Company has received certain priority distributions as more fully described below.

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

6.       STOCKHOLDERS' EQUITY

         The Company has the authority to issue 50,000,000 shares of common stock, par value $10 per share (the "Common Stock"), and 10,000,000 shares of Preferred Stock, par value $10 per share. As of September 30, 2000, of the 12,997,646 shares issued and outstanding, 8,061,586 represents shares of Class A Common Stock and 4,936,060 represent shares of Class B Common Stock. The Class A Common Stock and the Class B Common Stock have identical rights and privileges, and are treated as a single class, with respect to all matters (other than certain voting rights) including, without limitation, the payment of dividends and distributions upon liquidation.

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

8.       RELATED PARTY TRANSACTIONS

         Sale of 237 Property/Refinancing of 1290 Property - John R. Klopp, a director, officer and stockholder of the Company, is employed by Capital Trust, the parent company of Victor Capital Group L.P. ("VCG"). VCG acted as one of the Company's representatives in connection with the sale of the 237 Property in November 1999. Pursuant to the terms of the retention agreement between VCG and the Company, VCG was paid a fee equal to $930 (0.25% of the total transaction value). In addition, VCG was paid approximately $1,594 by the Company in December 1999 as a finder's fee in connection with the refinancing of the debt pertaining to the 1290 Property.

         Asset Management - The Company has entered into an Asset Management Agreement with a company ("Asset Manager") that is directly affiliated with two of Metropolis' shareholders. One of these shareholders is also a Director and Officer of the Company. The Asset Manager provides asset advisory, consultation and management services for the Company. Fees for such services are payable at a rate of $25 per month, in arrears. The Asset Management Agreement also provides for reimbursement of costs and expenses for contractors and professional fees, as incurred. Asset management fees incurred for the three and nine months ended September 30, 2000 aggregated approximately $75 and $225, respectively. Asset management fees incurred for the three and nine months ended September 30, 1999 aggregated approximately $75 and $225, respectively.

         Property Management - The Company has entered into a Management and Leasing Agreement with a company ("Property Manager/Leasing Agent") that is an affiliate of a shareholder. The Property Manager/Leasing Agent manages and operates the 1290 Property and provides all supervisory, management and leasing services. Until the sale of the 237 Property in November 1999, the Property Manager/Leasing Agent performed similar services with respect to the 237 Property. The Management and Leasing Agreement provides for a fee of 1.5% of gross revenues, payable monthly, and reimbursement for overhead and all reasonable out-of-pocket-expenses incurred. The Management and Leasing Agreement also provides for leasing commissions to be calculated on a sliding scale percentage basis of a lease's base rent. Fees incurred under the Management and Leasing Agreement for the three and nine months ended September 30, 2000 aggregated approximately $819 and $1,814, respectively. Fees incurred for the three and nine months ended September 30, 1999 aggregated approximately $1,544 and $3,110, respectively.

         An affiliate of the Property Manager/Leasing Agent provides cleaning services for the 1290 Property. Until the sale of the 237 Property in November 1999, an affiliate of the Property Manger/Leasing Agent performed similar services with respect to the 237 Property. Fees incurred for cleaning services for the three and nine months ended September 30, 2000 totaled $799 and $2,398, respectively. Fees incurred for the three and nine months ended September 30, 1999 aggregated approximately $1,082 and $3,280, respectively.

         REIT Management - The Company has entered into a REIT Management Agreement with the Property Manager/Leasing Agent ("REIT Manager"). The REIT Manager performs certain accounting, administrative and monitoring services. The REIT Management Agreement provides for compensation to the REIT Manager of a monthly fee and reimbursement of documented out-of-pocket expenses. Fees incurred under the REIT Management Agreement for the three and nine months ended September 30, 2000 aggregated approximately $31 and $94, respectively. Fees incurred for the three and nine months ended September 30, 1999 aggregated approximately $31 and $94, respectively.

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

         Management believes the fair market value of the 1290 Mortgage Loan approximates the carrying value at September 30, 2000.

         The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2000.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (In thousands, except share information)

         General

         The discussion below relates primarily to the financial condition and results of operations of Metropolis Realty Trust, Inc. (the "Company") for the third quarter of 2000. Stockholders are encouraged to review the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 1999 contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 for a more complete understanding of the Company's financial condition and results of operations.

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

         The 1290 Property is a 43-story Class A commercial office building with approximately 2.0 million rentable square feet of space. The building is centrally located in midtown Manhattan and is connected to the famed "Rockefeller Center" complex via an underground passageway. The 1290 Property serves as the corporate headquarters for The Equitable Life Assurance Society of the United States, and is currently 99% leased. Over the next five years, approximately 22% of the total rentable area of the building is subject to expiring leases.

         The Company has retained Tishman Speyer Properties, L.P. to serve as the property manager and leasing agent, which is responsible for managing the daily operations of the 1290 Property, and 970 Management, LLC, an affiliate of VCG, to serve as the asset manager. The Company has also entered into a REIT Management Agreement with Tishman Speyer Properties, L.P. to perform certain accounting, administrative and REIT compliance monitoring services.

         As of September 30, 2000, 12,997,646 shares of common stock were issued and outstanding. The Common Stock of the Company is not listed on any exchange, and the Company does not intend to list the Common Stock on any exchange in the near term.

         The assets and results of operations of the Properties are reported in the consolidated financial statements of the Company using the consolidation method of accounting.

         Results of Operations

         Quarters Ended September 30, 2000 and 1999
         ------------------------------------------

         Base rental income decreased by approximately $9,690 for the quarter ended September 30, 2000 as compared to the same period in the prior year. This decrease of 31.2% is primarily attributable to the sale of the 237 Property.

         Miscellaneous income increased by $198 for the quarter ended September 30, 2000 as compared to the same period in the prior year. This increase is primarily due to an increase in revenue from sub-metered electric income at the 1290 Property, offset by a decrease in miscellaneous income attributable to the sale of the 237 Property.

         Operating expenses for the quarter ended September 30, 2000 were $12,672, a decrease of 32.6% from the quarter ended September 30, 1999. This decrease is primarily attributable to the sale of the 237 Property. This decrease is partially offset by an increase in depreciation and amortization related to additions to building and tenant improvements in 1999 and 2000, and an increase in utility expense at the 1290 Property. Operating expenses as a percentage of base rental income and escalation income increased to 58.6% for the quarter ended September 30, 2000 from 57.2% for the quarter ended September 30, 1999.

         Interest expense for the quarter ended September 30, 2000 increased 17.6% from the quarter ended September 30, 1999. This increase is due to a higher level of mortgage indebtedness, a higher interest rate on such indebtedness and an increase in the amortization of deferred financing costs associated with such indebtedness.

         Nine Months Ended September 30, 2000 and 1999
         ---------------------------------------------

         Base rental income decreased by $22,134 for the nine months ended September 30, 2000 as compared to the same period in the prior year. This decrease is primarily attributable to the sale of the 237 Property, offset by an increase due to higher base rents at the 1290 Property associated with new leases for approximately 193,000 square feet entered into subsequent to September 30, 1999.

         No lease termination income was generated for the nine months ended September 30, 2000. For the nine months ended September 30, 1999 the Company recognized $25,855 from the termination of the lease with Swiss Re, a tenant of the 237 Property. The termination of the lease resulted in a payment by Swiss Re to the Company of a one-time lease termination fee of $25,855.

         Miscellaneous income decreased $1,610 for the nine months ended September 30, 2000 as compared to the same period in the prior year. This decrease is primarily due to the reversal of a utility tax claim reserve in June 1999 in the amount of $2,900 which resulted in an increase in miscellaneous income for that period, offset by $1,000 that the Company received in June 2000 from a tenant at the 1290 Property in connection with the occupancy of space that the tenant was previously sub-leasing and now leases directly.

         Operating expenses for the nine months ended September 30, 2000 were $36,007, a decrease of 29.4% from the nine months ended September 30, 1999. This decrease is primarily due to the sale of the 237 Property. This decrease is partially offset by an increase in depreciation and amortization related to additions to building and tenant improvements in 1999 and 2000, and an increase in utility expense at the 1290 Property. Operating expenses as a percentage of base rental income and escalation income increased to 54.6% for the nine months ended September 30, 2000 from 53.2% for the nine months ended September 30, 1999.

         Interest expense for the nine months ended September 30, 2000 increased 16.6% from the nine months ended September 30, 1999. This increase is due to a higher level of mortgage indebtedness, a higher interest rate on such indebtedness and an increase in the amortization of deferred financing costs associated with such indebtedness.

         Liquidity and Capital Resources

         During the nine months ended September 30, 2000, cash flow from operations totaled $15,049. The Company used this cash flow from operations to fund building and tenant improvements of approximately $2,630 and leasing costs of approximately $2,444.

         At September 30, 2000, the Company had unrestricted cash on hand of approximately $15,091 of which $1,950 was used to pay a dividend on October 13, 2000 to holders to record of the Company's Common Stock on September 29, 2000.

         During the fourth quarter of 1999, the Company sold the 237 Property and refinanced the 1290 Property with the 1290 Mortgage Loan. Interest on the 1290 Mortgage Loan is based on LIBOR plus 2% and requires interest only payments through maturity on January 2, 2003. The 1290 Property Owning Partnership has a one time right at its option to extend the maturity for a period of 12 months (subject to achieving certain conditions, including a debt service coverage ratio, loan to value ratio and the payment of a 25 basis point extension fee). Between July 1, 2000 and December 31, 2000, the 1290 Mortgage Loan can be repaid together with a prepayment premium equal to one-half of one percent (.5%) of the outstanding principal balance. The 1290 Mortgage Loan may be repaid in whole after December 31, 2000, without penalty or premium. The costs associated with securing the 1290 Mortgage Loan of approximately $12,916 are included in deferred financing costs and are amortized over the term of the 1290 Mortgage Loan.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The 1290 Property Owning Partnership and Morgan Stanley Derivative Products, Inc. entered into an Interest Rate Exchange Agreement effective December 13, 1999. The 1290 Swap Agreement provides that the 1290 Property Owning Partnership will pay interest at an effective rate of 8.4995% per annum on the notional amount of $425,000. Management believes that the risk of incurring losses related to the credit risk is remote and that any losses would be immaterial.

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

Item 5.  Other Information

                  None.

Item 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits required by Item 601 of Regulation S-K

                  27.1 Financial Data Schedule as of and for the 9 months ended September 30, 2000.

                  (b)      Reports on Form 8-K.

                  None.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   METROPOLIS REALTY TRUST, INC.



                                                        By:   /s/ Lee S. Neibart
                                                           ---------------------
                                                           Name:  Lee S. Neibart
                                                           Title: President




                                                        By:    /s/ Stuart Koenig
                                                           ---------------------
                                                           Name:  Stuart Koenig
                                                           Title: Vice President

Dated:  November 14, 2000

                                  EXHIBIT INDEX


Exhibit No.                Description
-----------                -----------

27.1 Financial Data Schedule as of and for the nine months ended September 30, 2000