Form 10-K
period 2000-12-31
METROPOLIS REALTY TRUST INC
filed 2001-04-02
CIK 1028198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                            ------------------------

                                    FORM 10-K

[X]                   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2000

                                       OR

[_]                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Transition Period from ______ to ______

                         Commission File Number 0-21849
                         ------------------------------

                          METROPOLIS REALTY TRUST, INC.
             (Exact name of registrant as specified in its charter)

                 MARYLAND                                             13-3910684
         (State or other jurisdiction of                           (IRS Employer
           incorporation or organization)                    Identification No.)

                                 410 Park Avenue
                                   14th Floor
                            New York, New York 10022
         ----------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (212) 655-0220
                -------------------------------------------------------
                 (Registrant's telephone number, including area code)

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

                                                Yes [X]    No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Of the Company's 13,001,246 shares of Common Stock outstanding, 9,447,565 shares are held by affiliates of the registrant and 3,553,681 of the Company's shares are held by non-affiliates of the registrant. The Common Stock is not listed on any exchange; the Company does not intend to list the Common Stock on any exchange in the near term; there is not currently a public market for the Common Stock; and there can be no assurance that an active trading market for the Common Stock will develop or be sustained.

As of February 28, 2001, there were 13,001,246 shares of the registrant's Common Stock issued and outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:

The Exhibits to (i) the Company  Registration  Statement on Form 10, as amended,
(ii) the Company's definitive Information Statement on Schedule 14C, filed with the Commission on October 29, 1999, and (iii) the Company's Annual Report on Form 10-K filed with the Commission on March 30, 2000 are hereby incorporated by reference in Part IV of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS

PART I.........................................................................1
   ITEM 1.      BUSINESS.......................................................1
   ITEM 2.      PROPERTY.......................................................4
   ITEM 3.      LEGAL PROCEEDINGS..............................................8
   ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............8

PART II........................................................................9
   ITEM 5.      MARKET FOR  REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS............................................9
   ITEM 6.      SELECTED FINANCIAL DATA.......................................10
   ITEM 7.      MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS...........................11
   ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....14
   ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................15
   ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE...........................27

PART III......................................................................28
   ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....... ....28
   ITEM 11.     EXECUTIVE COMPENSATION........................................31
   ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT....................................................32
   ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................35

PART IV.......................................................................38
   ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                REPORTS ON FORM 8-K...........................................38


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

                  Recent Events

                  Purchase of Minority Interest. In March 2001, the Company acquired the 4.95% limited partnership interest in the 1290 Property Owning Partnership that was owned by 237/1290 Upper Tier Associates, L.P. for $1,400,000 in accordance with the Agreement of Limited Partnership of the 1290 Property Owning Partnership. Upon consummation of such transaction, as of March 30, 2001, the Company owns a 99% partnership interest, as limited partner, in 1290 Partners, L.P., a Delaware limited partnership (the "1290 Property Owning
Partnership"). The 1290 Property Owning Partnership owns the 1290 Property. A wholly-owned subsidiary of the Company ("1290 GP Corp.") owns a 1% interest, as general partner, in the 1290 Property Owning Partnership.

                  Sale of 237 Property. On November 22, 1999, the Company consummated the sale of the 237 Property for an aggregate purchase price (net of customary prorations and certain adjustments) of $357,862,000. After repayment of the mortgage indebtedness encumbering the 237 Property of approximately $162,708,000, the net proceeds of the sale of the 237 Property were distributed to the Company's stockholders as part of the dividend of $15.00 per share of the Company's Common Stock on December 10, 1999.

                  The Refinancing of the 1290 Property. On December 13, 1999, the 1290 Property Owning Partnership repaid mortgage indebtedness secured by the 1290 Property of approximately $224,900,000 and obtained a $425,000,000 mortgage loan (the "1290 Mortgage Loan"). The net proceeds from the refinancing of the 1290 Property were distributed to the Company's stockholders as part of the dividend of $15.00 per share to the Company's Common Stock on December 27, 1999.

                  Business

                  The Company's principal assets consist of its interests in the 1290 Property Owning Partnership through which it owns the 1290 Property, as described below under "ITEM 2. -- PROPERTY." The Company's principal business objective is to operate the 1290 Property in a manner that will maximize the 1290 Property's revenues and value and in turn maximize funds from operations and stockholder value. The Company may acquire additional properties in the future, although it has no present plans to do so. As further described under "ITEM 13. -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -- Asset Manager" and " -- Management and Leasing Agreements," the 1290 Property Owning Partnership has retained Capital Trust, Inc. (the "Asset Manager") to serve as asset manager and Tishman Speyer Properties, L.P. (the "Property Manager/Leasing Agent") to serve as property manager/leasing agent to manage the day-to-day operations of the 1290 Property.

                  Competition

                  Numerous office building properties in New York City compete with the 1290 Property in attracting tenants to lease space. Some of these competing properties are newer or better located than the 1290 Property. The amount of space available in competitive commercial properties in the New York City area could have a material effect on the 1290 Property Owning Partnership's ability to lease space in the 1290 Property and on the rents charged. However, the 1290 Property is currently approximately 99% leased. Over the next five years, approximately 24% of the total rentable square feet of the building is subject to expiring leases, of which 5% has been leased to an existing tenant as expansion space at the 1290 Property. See "Item 2 -- Property."

                  Employees

                  The Company does not have any employees. The 1290 Property Owning Partnership is a party to labor agreements with respect to union employees employed at the 1290 Property. The Property Manager/Leasing Agent has employed such union employees on behalf of the 1290 Property Owning Partnership. The Company believes that there are no unfunded retiree benefits liabilities under the pension plans established pursuant to the labor agreements referred to above.

                  Qualification as a REIT

                  The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), commencing with its taxable year ended December 31, 1996. As a REIT, the Company (subject to certain exceptions) will not be subject to federal income taxation at the corporate level on income it distributes to stockholders so long as it distributes at least 95% (90% for taxable years beginning after December 31, 2000) of its REIT taxable income. For any year in which the Company does not meet the requirements for qualifying to be taxed as a REIT, it will be taxed as a corporation. Although the Company believes that it will operate in such a manner so as to qualify to be taxed as a REIT, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances not entirely within the Company's control may affect its ability to qualify and to continue to qualify as a REIT. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the Federal income tax consequences of such qualification.

                  To obtain the favorable tax treatment accorded to a REIT under the Internal Revenue Code, the Company generally will be required each year to distribute to its stockholders at least 95% (90% for taxable years beginning after December 31, 2000) of its taxable income. The Company will be subject to income tax on any of its undistributed taxable income and net capital gains, and to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by it with respect to any calendar year are less than the sum of 85% of its ordinary income plus 95% of its capital gain net income for the calendar year, plus 100% of its undistributed income from prior years.

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

ITEM 2.           PROPERTY

                  The 1290 Property

                  The 1290 Property Owning Partnership holds the fee title to the 1290 Property and all improvements thereon. The 1290 Property, completed in 1963, is a 43-story, first class commercial office building with approximately 2,000,000 rentable square feet of space. The building is centrally located in midtown Manhattan and is connected to the famed "Rockefeller Center" complex via an underground passageway.

                  The average occupancy rates for the 1290 Property for the years 1996 through 2000 were approximately 90%, 97%, 99%, 99% and 99%, respectively.

                  As of December 31, 2000, the 1290 Property was approximately 99% leased and there were leases and license agreements with 32 tenants and 8 licensees covering approximately 1,960,000 rentable square feet of space. For the year ended December 31, 2000, the annual average rent (including electricity and additional rent payable on account of operating expenses, porters wage, and real estate tax escalations) for office space leased in the building was approximately $43.87 per square foot. For the year ended December 31, 2000, approximately 72,000 square feet of space was under lease to retail tenants, at an average annual rent (including electricity and additional rent payable on account of operating expenses, porters wage and real estate tax escalations) of approximately $80.67 per rentable square foot. As of December 31, 2000, approximately 10,000 rentable square feet of storage space was available for rent.

                  The building serves as the corporate headquarters of The Equitable Life Assurance Society of the United States (also known as AXA Financial Advisors) ("Equitable"). In addition to Equitable, the building houses a variety of tenants, including financial institutions, entertainment companies and law firms.

                  The following table summarizes certain information regarding the largest leases at the 1290 Property as of December 31, 2000:




                                                                         Annual Base      Gross Rent
                                                           Leased        Rent per         per Square      Date (s) of
                                                           Square        Square Foot      Foot            Lease
Tenant                           Nature of Business        Footage(1)    Leased(2)        Leased(3)       Expiration
------                           ------------------        ----------    ---------------  ---------       ----------
Equitable                        Insurance/Financial       759,329       $37.79(4)        $40.91(4)       12/31/11(5)
                                 Services
Warner Communications, Inc.      Entertainment             239,807       $40.15(6)        $42.38(6)       6/30/12(7)
The Bank of New York             Financial Services        107,448       $39.44(8)        $41.33(8)       12/31/10(9)
EMI Entertainment World, Inc.    Entertainment             129,927       $36.97(10)       $41.31(10)      9/30/02(11)
Deutsche Bank, AG                Financial Services        100,380       $41.00           $43.12          2/14/14
Robinson Silverman               Law Firm                   99,954       $50.87(12)       $56.48(12)      3/31/04
Morrison Foerster                Law Firm                   93,606       $50.19(13)       $54.67(13)      9/30/12(14)
ABN-AMRO                         Financial Services         87,626       $57.00(15)       $61.42(15)      10/31/14
GMAC                             Financial Services         81,892       $33.50           $35.49          12/31/10
Other Office and Retail          Various                   259,940       $49.05           $54.80          2001-2013
Tenants


(1) Leased square footage does not include approximately 12,000 square feet of vacant storage space and the building office.

(2) Annual Base Rent means the amount contractually due (excluding adjustments related to recoveries from tenants for operating expenses, porters wage, real estate taxes, utilities or other items and rent concessions) for the year ended December 31, 2000. The Company believes that base rent is a conservative and appropriate measure for comparative purposes of commercial real estate rental revenue from office building properties that do not generate percentage rents based on sales.

(3) Gross Rent means Annual Base Rent plus recoveries from tenants for operating expenses, porters wage, real estate taxes, utilities and other items.

(4) Does not include 37,550 square feet leased in the basement at an Annual Base Rent of $27.16 per square foot and Gross Rent of $27.44 per square foot.

(5) Leases with Equitable expire December 31, 2011 (with respect to 626,668 square feet and 32,278 square feet in the basement), December 31, 2008 (with respect to 95,111 square feet and 3,656 square feet in the basement), and September 27, 2001(with respect to 1,616 square feet in the basement).

(6) Does not include 2,615 square feet of space leased in the basement at an Annual Base Rent of $20.00 per square foot and Gross Rent of $22.50 per square foot.

(7) Leases with Warner expire September 30, 2004 (with respect to 79,801 square feet); and June 30, 2012 (with respect to 157,391 square feet and 2,615 square feet in the basement).

(8) Does not include 11,633 square feet of space leased in the basement at an Annual Base Rent and Gross Rent of $45.00 per square foot.

(9) Leases with The Bank of New York expire April 30, 2003 (with respect to 31,402 square feet and 11,633 square feet in the basement); and December 31, 2010 (with respect to 64,413 square feet).

(10) Does not include 2,456 square feet of space leased in the basement at an Annual Base Rent of $26.80 per square foot and Gross Rent of $29.58 per square foot.

(11) Leases with EMI expire September 30, 2002 (with respect to 100,848 square feet and 923 square feet in the basement) and September 30, 2012 (with respect to 26,623 square feet and 1,533 square feet in the basement). Of the space expiring September 30, 2002, Morrison Foerster has leased 75,474 square feet through September 30, 2012. EMI has the option to terminate its lease effective September 30, 2007 by giving the 1290 Property Owning Partnership written notice on or before September 30, 2006 and by paying a termination fee of $1,258,000.

(12) Does not include 1,800 square feet of space leased in the basement at an Annual Base Rent of $24.00 per square foot and Gross Rent of $24.75 per square foot.

(13) Does not include 879 square feet of space leased in the basement at an Annual Base Rent of $28.00 per square foot and Gross Rent of $30.36 per square foot.

(14) Leases with Morrison & Forester expire on February 28, 2003 (with respect to 17,468 square feet) and September 30, 2012 (with respect to 75,259 square feet and 879 square feet in the basement).

(15) Does not include 6,746 square feet of space leased in the basement at an Annual Base Rent and Gross Rent of $26.65 per square foot.

                  Expenditures for capital projects for the 1290 Property in 2000 aggregated approximately $698,000 and related primarily to (i) the continuation of the elevator modernization program; (ii) installation of a 100-ton chiller for the lobby; and (iii) removal of asbestos in certain mechanical rooms. Anticipated expenditures for capital projects for the 1290 Property in 2001 are approximately $400,000 and relate primarily to: (i) the completion of the elevator modernization program; (ii) upgrade and modernization of the video surveillance system and (iii) modernization of the truck lift.

                  The following table shows anticipated lease expirations on an aggregate basis for each calendar year from 2001 through and including 2010. Such chart assumes that there will be no early terminations of leases and that leases expire without extension by existing tenants pursuant to lease options.




                                                                                         Percentage of Total
                                                                  Annual Base Rent       Property Owning
                                               Rentable Square    Represented            Partnership Annual
Year of Lease             Number of            Feet Subject to    by Expiring            Base Rent Represented
Expiration                Leases Expiring      Expiring Leases    Leases                 by Expiring Leases
--------------            -----------------    -----------------  ----------------       -------------------------
   2001                     4                        7,419         $     214,281                 .26%
   2002                     2                       26,682         $     859,164                1.06%
   2003                     3                       61,075         $   2,957,440                3.59%
   2004                     5                      222,401         $  10,995,144               14.26%
   2005                     8                       54,754         $   2,889,045                3.99%
   2006                     3                       92,729         $   3,904,434                5.67%
   2007                     -                            -                     -                     -
   2008                     2                      116,070         $   6,168,528                9.17%
   2009                     1                       10,000         $     150,000                 .24%
   2010                     2                      146,305         $   6,279,314                9.89%



                  Annual real estate taxes assessed against the 1290 Property for the fiscal years ended June 30, 2001, 2000, 1999, and 1998 were $17,442,000,
$17,755,000,  $17,964,000,  and  $17,152,000,  respectively,  which amounts were calculated on assessed values of approximately $178,560,000, $185,400,000, $175,500,000 and $168,750,000, respectively. See -- "Tax Certiorari Proceedings and Tenant Reimbursement Claims."

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

                  Other Assets

                  Tax Certiorari Proceedings and Tenant Reimbursement Claims

                  Tax certiorari proceedings have been settled with the City of New York for over-assessment of property taxes for the tax years ending June 30, 1991 through June 30, 1996 with respect to the 1290 Property. The Company received net proceeds of approximately $6,519,000 in December 2000 after payment of approximately $876,000 of fees and expenses incurred in connection with such proceedings. Of this amount, approximately $3,211,000 is included in restricted cash and will be reimbursed to tenants. Such net proceeds were approximately $3,800,000 in excess of estimated net proceeds and are included in miscellaneous income in 2000.

                  Tax certiorari proceedings have been commenced which remain outstanding against the City of New York for over-assessment of property taxes for the tax years ending June 30, 1997 through June 30, 2001 with respect to the 1290 Property.

ITEM 3.           LEGAL PROCEEDINGS

                  There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, against or involving the Company, the Partnership or the 1290 Property.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Annual Meeting of Stockholders was held on November 20, 2000. At such meeting, the stockholders of the Company (i) elected John R.S. Jacobsson and David A. Strumwasser as Class III Directors of the Company and William L. Mack and Ralph F. Rosenberg as Class IV Directors of the Company, each of their terms to expire in 2001, and (ii) ratified Deloitte & Touche LLP as the Company's independent auditors for the year ended December 31, 2000.

                                    PART II

ITEM 5.           MARKET FOR REGISTRANT'S  COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

                  The Common Stock is not listed on any exchange, the Company does not intend to list the Common Stock on any exchange in the near term, there is not currently a public market for the Common Stock and there can be no assurance that an active trading market for the Common Stock will develop or be sustained. As of February 28, 2001, there were approximately 102 holders of record of the Company's Class A Common Stock and one holder of record of the Company's Class B Common Stock.

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



                                                                    Amount of Distribution
Date of Distribution               Type of Distribution                  (Per Share)
--------------------               --------------------             ----------------------
April 15, 1999                          Regular                            $  0.50
July 15, 1999                           Regular                            $  0.50
October 15, 1999                        Regular                            $  0.50
December 10, 1999                       Special                            $ 15.00(1)
December 27, 1999                       Special                            $ 15.00(2)
April 13, 2000                          Regular                            $   .15
July 13, 2000                           Regular                            $   .15
October 12, 2000                        Regular                            $   .15
December 14, 2000                       Regular                            $   .25


(1)   Includes net proceeds from the sale of the 237 Property.
(2)   Includes net proceeds from the refinancing of the 1290 Property.

                  On March 16, 2001 the Company announced a regular quarterly dividend of $0.25 per share, which is payable on April 16, 2001 to stockholders of record as of March 30, 2001.

ITEM 6.           SELECTED FINANCIAL DATA

                  The following table sets forth selected historical financial data.




CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except share amounts)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                     October 10,
                                                                                                                     1996
                                                                                                                     (commencement
                                                                                                                     of operations)
                                                                   Years Ended December 31,                          to December 31,
                                                    2000             1999              1998               1997             1996
                                                    ----             ----              ----               ----             ----

REVENUES
   Rental income                             $    90,073      $   126,434       $   134,754       $   129,617        $    28,141
   Lease termination income                            -           26,455                 -                 -                  -
   Miscellaneous income                            5,245            4,669             4,889             1,190              1,965
                                             -----------      -----------       -----------       -----------        -----------
      Total revenues                              95,318          157,558           139,643           130,807             30,106
                                             -----------      -----------       -----------       -----------        -----------

OPERATING EXPENSES
   Real estate taxes                              18,266           27,414            27,733            26,813              6,208
   Operating and maintenance                       5,173            6,756             7,119             7,553              1,774
   Utilities                                       8,186            6,991             6,674             6,870              1,195
   Payroll                                         3,091            4,323             4,430             4,332              1,170
   Management fees                                 1,770            2,198             2,298             2,121                426
   Professional fees                                 932            1,960             3,451             2,055                384
   General and administrative                        430            1,565               562             1,032                204
   Depreciation and amortization                  11,680           16,245            14,466            13,347              2,964
                                            ------------     ------------      ------------      ------------       ------------
      Total operating expenses                    49,528           67,452            66,733            64,123             14,325
                                            ------------     ------------      ------------      ------------       ------------

OTHER ITEMS
   Interest income                                 2,917            3,759             3,293             3,676                779
   Interest expense                              (41,464)         (33,582)          (35,800)          (36,233)            (7,977)
   Write-off of note receivable                        -           (1,088)                -                 -                  -
   Write-off of deferred financing costs               -           (2,307)                -                 -                  -
                                            ------------   -------------     --------------      ------------       ------------
    Total other items                            (38,547)         (33,218)          (32,507)          (32,557)            (7,198)
                                            -------------  --------------    --------------      ------------       ------------

GAIN ON SALE OF PROPERTY                               -           50,445                 -                 -                  -
                                            -------------  --------------    --------------      ------------       ------------

NET INCOME                                  $      7,243   $      107,333    $       40,403      $     34,127       $      8,583
                                            ============   ==============    ==============      ============       ============


Net Income Per Common Share:

Net income                                  $        .56   $         8.27    $         3.12      $       2.63       $       0.66
                                            ------------   --------------    --------------      ------------       ------------
Weighted average common shares
outstanding                                   12,997,699       12,971,262        12,967,153        12,963,963         12,963,046
                                            ------------   --------------    --------------      ------------       ------------

Net Income Per Common Share
(assuming dilution):

Net income                                  $        .56   $         8.26    $         3.11      $       2.63       $       0.66
                                            ------------   --------------    --------------      ------------       ------------
Weighted average common shares
outstanding (assuming dilution)               13,000,699       12,998,646        12,993,666        12,988,963         12,990,046
                                            ------------   --------------    --------------      ------------       ------------

Total assets as of year end                 $    473,864   $      475,276    $      767,771      $    757,932       $    766,219
                                            ------------   --------------    --------------      ------------       ------------

Long-term debt as of year end               $    425,200   $      425,000    $      410,625      $    418,125       $    420,000
                                            ------------   --------------    --------------      ------------       ------------

Cash dividends declared per common          $        .70   $        31.50    $         1.50      $       2.75       $       0.50
share                                       ------------   --------------    --------------      ------------       ------------


On November 22, 1999, the Company sold the 237 Property. The following represents the condensed results of operations for the 237 Property for the period January 1, 1999 through November 21, 1999:


                                                                  (In thousands)

                  REVENUES:
                  Rental income                                         $43,618
                  Lease termination income                               25,855
                  Miscellaneous income                                      495
                                                                        --------

                  Total revenues                                          69,968
                                                                        --------

                  OPERATING EXPENSES:
                  Real estate taxes                                        9,324
                  Operating and maintenance                                2,300
                  Utilities                                                  572
                  Payroll                                                  1,539
                  Management fees                                            635
                  Professional fees                                          515
                  General and administrative                                 285
                  Depreciation and amortization                            5,624
                                                                        --------

                  Total operating expenses                                20,794
                                                                        --------

                  OTHER ITEMS:
                  Interest income                                          1,100
                  Interest expense                                      (11,801)
                                                                        --------
                  Total other items                                     (10,701)
                                                                        --------

                  NET INCOME                                             $38,473
                                                                        ========

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

                  The 1290  Property  is a 43-story  Class A  commercial  office building with approximately 2,000,000 rentable square feet of space. The building is centrally located in midtown Manhattan and is connected to the famed "Rockefeller Center" complex via an underground passageway. The 1290 Property serves as the corporate headquarters for Equitable and is currently approximately 99% leased. Over the next five years, approximately 24% of the total rentable area of the building is subject to expiring leases, of which 5% has been leased to an existing tenant as expansion space at the 1290 Property.

                  The Company, through the 1290 Property Owning Partnership, has retained Tishman Speyer Properties, L.P. to serve as the property manager and leasing agent, which is responsible for managing the daily operations of the
1290 Property, and Capital Trust, Inc. to serve as the Asset Manager. The Company has also entered into a REIT Management Agreement with Tishman Speyer Properties, L.P. to perform certain accounting, administrative and REIT compliance monitoring services.

                  As of December 31, 2000, 13,001,246 shares of Class A and Class B Common Stock, par value $10.00 per share, were issued and outstanding. The Common Stock of the Company is not listed on any exchange, and the Company does not intend to list the Common Stock on any exchange in the near term.

                  The assets and results of operations of the 1290 Property are reported in the consolidated financial statements of the Company using the consolidation method of accounting.

                  Historical   Consolidated  Statement  of  Income,  year  ended
                  December 31, 2000

                  Rental income for the year ended December 31, 2000 decreased by approximately $36,361, a decrease of 28.8% from the year ended December 31, 1999. This decrease was the result of the sale of the 237 Property on November 22, 1999. This decrease is offset by an increase in base rents at the 1290 Property associated with new leases, and an increase in operating escalations at the 1290 Property, which was primarily the result of an increase in utility expense in 2000.

                  Miscellaneous income in 1999 includes approximately $2,900 related to the reversal of a reserve for utility tax claims settled during 1999. Miscellaneous income in 2000 includes $1,000 that was received in June 2000 from a tenant at the 1290 Property in connection with the occupancy of space that the tenant was previously subleasing and now leases directly, and $3,800 that was recognized in December 2000 related to the real estate tax refunds received for the tax years ending June 30, 1991 through June 30, 1996.

                  Operating expenses for the year ended December 31, 2000 were $49,528, a decrease of 26.6% from the year ended December 31, 1999. This decrease was the result of the sale of the 237 Property on November 22, 1999. This decrease is partially offset by increases in utilities, repairs and maintenance, payroll and management fees at the 1290 Property and an increase in depreciation and amortization related to additions to building and tenant improvements in 1999 and 2000. Operating expenses as a percentage of base rental income and escalation income is 55.0% in 2000 versus 53.3% in 1999.

                  Interest income for the year ended December 31, 2000 decreased by approximately $842, a decrease of 22.4% from the year ended December 31, 1999. This decrease was the result of the sale of the 237 Property on November 22, 1999, and a reduction in cash held by the Company.

                  Interest expense for the year ended December 31, 2000 increased by approximately $7,882, an increase of 23.5% from the year ended December 31, 1999. This increase is due to a higher level of mortgage indebtedness, a higher interest rate on such indebtedness and an increase in the amortization of deferred financing costs associated with such indebtedness.

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

                  Operating expenses for the year ended December 31, 1999 were $67,452, an increase of 1.1% from the year ended December 31, 1998. This was the result of increases in utilities, repairs and maintenance, professional fees, real estate taxes, and an increase in the reserve for doubtful accounts at the 1290 Property and an increase in depreciation and amortization related to additions to building and tenant improvements in 1998 and 1999. These increases were offset by decreases due to the discontinuance of recording depreciation and amortization with respect to the 237 Property in July 1999 in connection with the Company's decision to sell the property, the sale of the 237 Property on November 22, 1999 and a decrease in professional fees as a result of the settlement of certain tax certiorari proceedings in 1998. Operating expenses as a percentage of base rental income and escalation income is 53.3% in 1999 versus 49.5% in 1998.

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

                  Operating expenses for the year ended December 31, 1998 were $66,713, an increase of 4.0% from the year ended December 31, 1997. This increase is primarily attributable to professional fees and expenses incurred in connection with the settlement of tax certiorari proceedings related to 2 Broadway, totaling $2,238 and an increase in depreciation and amortization of

$1,119, which is primarily the result of building and tenant improvements made in 1997 and 1998. Operating expenses as a percentage of rental income is 49.5%.

                  Liquidity and Capital Resources

                  During 2000, the Company generated cash flows from operations of approximately $25,464. The Company used this cash to pay dividends in the amount of $9,130, pay leasing commissions of approximately $2,982 and fund building and tenant improvements of approximately $4,155.

                  At December 31,  2000,  the Company had  unrestricted  cash on
hand  of  approximately   $15,066.   At  December  31,  1999,  the  Company  had
unrestricted cash on hand of approximately $9,113.

                  Recent Pronouncement

                  Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income (OCI) and will be recognized in the income statement when the hedged item affects earnings. SFAS 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

                  At January 1, 2001 the Company recorded approximately $6,800 in OCI as a cumulative transition adjustment in connection with the 1290 Swap Agreement, described below, which was designated as a cash flow-type hedge prior to adopting SFAS 133.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                  The maturity date of the 1290 Mortgage Loan and the termination date of the 1290 Swap Agreement are identical. The estimate of the cost to unwind the 1290 Swap Agreement is approximately $6,800 at December 31, 2000. The Company has no intention of unwinding the 1290 Swap Agreement.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          METROPOLIS REALTY TRUST, INC.
                          INDEX TO FINANCIAL STATEMENTS


HISTORICAL FINANCIAL STATEMENTS                                             Page

       Independent Auditors' Report........................................   16

       Consolidated Balance Sheets as of December 31, 2000 and 1999........   17

       Consolidated Statements of Income for the years ended December 31,
       2000, 1999 and 1998.................................................   18

       Consolidated Statements of Stockholders' Equity for years ended
       December 31, 2000, 1999 and 1998....................................   19

       Consolidated Statements of Cash Flows for years ended December 31,
       2000, 1999 and 1998.................................................   20

       Notes to Consolidated Financial Statements..........................   21

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of Metropolis Realty Trust, Inc.

We have audited the accompanying consolidated balance sheets of Metropolis Realty Trust, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Metropolis Realty Trust, Inc. and Subsidiaries as of December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
New York, New York
January 22, 2001



METROPOLIS REALTY TRUST, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
-------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                            December 31,
                                                                                             2000              1999
                                                                                             ----              ----

Rental property - net of accumulated depreciation of $37,601 and $27,316,           $     368,152     $     374,282
   respectively
Cash and cash equivalents                                                                  15,066             9,113
Restricted cash                                                                             5,669             3,179
Tenant security deposits                                                                      228               226
Due from tenants - net of doubtful accounts of $2,745 and $3,651,
  respectively                                                                              1,662             2,446
Deferred financing costs - net of amortization of $4,515 and $207,
  respectively                                                                              8,401            12,616
Real estate tax refunds                                                                         -             3,175
Notes receivable                                                                              289                 -
Deferred rent receivable                                                                   48,828            46,110
Prepaid real estate taxes                                                                   8,721             8,658
Deferred leasing costs, net of amortization of $2,627 and $1,232, respectively             16,451            14,864
Other assets                                                                                  397               607
                                                                                   --------------     -------------

TOTAL ASSETS                                                                       $      473,864     $     475,276
                                                                                   ==============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

   Secured notes                                                                   $      425,000     $     425,000
   Accounts payable and accrued expenses                                                    8,327             8,700
   Tenants' security deposits and unearned revenue                                          2,251             1,462
                                                                                   --------------     -------------

Total Liabilities                                                                         435,578           435,162
                                                                                   --------------     -------------

Subordinated Minority Interest                                                             14,409            14,409
                                                                                   --------------     -------------

Stockholders' Equity
   Preferred Stock - $10 par value, 10,000,000 shares authorized, none issued or outstanding
   Common Stock - $10 par value, 50,000,000 shares authorized,
   (Class A - outstanding - 8,065,186 and 8,059,586 shares, respectively;
   Class B - outstanding - 4,936,060 and 4,936,060 shares, respectively)                  130,012           129,956
   Paid-in capital                                                                        175,847           175,844
   Deficit                                                                               (281,982)         (280,095)
                                                                                   --------------     -------------

   Total Stockholders' Equity                                                              23,877            25,705
                                                                                   --------------     -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $      473,864     $     475,276
                                                                                   ==============     =============

   See notes to consolidated financial statements.


METROPOLIS REALTY TRUST, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except share amounts)
------------------------------------------------------------------------------------------------------------------
                                                                            Years Ended December 31,
                                                                 2000                   1999                  1998
                                                                 ----                   ----                  ----

REVENUES:
   Base rental income                                     $    85,129             $  114,983            $  119,275
   Lease termination income                                         -                 26,455                     -
   Operating escalation income                                  4,944                 11,451                15,479
   Miscellaneous income                                         5,245                  4,669                 4,889
                                                          -----------             ----------            ----------
      Total revenues                                           95,318                157,558               139,643
                                                          -----------             ----------            ----------

OPERATING EXPENSES:
   Real estate taxes                                           18,266                 27,414                27,733
   Operating and maintenance                                    5,173                  6,756                 7,119
   Utilities                                                    8,186                  6,991                 6,674
   Payroll                                                      3,091                  4,323                 4,430
   Management fees                                              1,770                  2,198                 2,298
   Professional fees                                              932                  1,960                 3,451
   General and administrative                                     430                  1,565                   562
   Depreciation and amortization                               11,680                 16,245                14,466
                                                          -----------             ----------            ----------
      Total operating expenses                                 49,528                 67,452                66,733
                                                          -----------             ----------            ----------

OTHER ITEMS:
   Interest income                                              2,917                  3,759                 3,293
   Interest expense                                           (41,464)               (33,582)              (35,800)
   Write-off of note receivable                                     -                 (1,088)                    -
   Write-off of deferred financing costs                            -                 (2,307)                    -
                                                          -----------             ----------          ------------
      Total other items                                       (38,547)               (33,218)              (32,507)
                                                          -----------             ----------          ------------

GAIN ON SALE OF PROPERTY                                            -                 50,445                     -
                                                          -----------             ----------          ------------

NET INCOME                                                $     7,243             $  107,333          $     40,403
                                                          -----------             ----------          ------------

NET INCOME PER COMMON SHARE:

   Net income                                             $       .56             $     8.27          $       3.12
                                                          -----------             ----------          ------------
   Weighted average common shares outstanding              12,997,699             12,971,262            12,967,153
                                                          -----------             ----------          ------------

NET INCOME PER COMMON SHARE
(assuming dilution):

   Net income                                             $       .56             $     8.26            $     3.11
                                                          -----------             ----------            ----------
   Weighted average common shares outstanding
   (including 3,000, 3,000, and 28,000 shares of
   common stock issuable upon the exercise of
   outstanding options as of December 31, 2000,
   1999, and 1998, respectively)                           13,000,699             12,998,646            12,993,666
                                                          -----------             ----------            ----------

   See notes to consolidated financial statements.



METROPOLIS REALTY TRUST, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
--------------------------------------------------------------------------------------------------------------------------------
                                                                                                  Retained         Total
                                                         Common Stock           Paid-in           Earnings         Stockholders'
                                                         at Par Value           Capital           (Deficit)        Equity
                                                         ------------           -------           ---------        -------------

BALANCE, JANUARY 1, 1998                                    $ 129,666         $ 175,736           $     573        $     305,975
Shares issued under Directors' Stock Plan                          40               108                   -                  148
Net income                                                          -                 -              40,403               40,403
Dividends declared                                                  -                 -             (19,454)             (19,454)
                                                         ------------         ---------           ---------        -------------
BALANCE, DECEMBER 31, 1998                                    129,706           175,844              21,522              327,072
Shares issued under Directors' Stock Plan                         250                 -                   -                  250
Net income                                                          -                 -             107,333              107,333
Dividends paid                                                      -                 -            (408,950)            (408,950)
                                                         ------------         ---------           ---------        -------------
BALANCE, DECEMBER 31, 1999                                    129,956           175,844            (280,095)              25,705
Shares issued under Directors' Stock Plan                          56                 3                   -                   59
Net income                                                          -                 -               7,243                7,243
Dividends paid                                                      -                 -              (9,130)              (9,130)
                                                         ------------         ---------           ---------        -------------
BALANCE, DECEMBER 31, 2000                                  $ 130,012         $ 175,847           $(281,982)            $ 23,877
                                                         ============         =========           ==========       =============



See notes to consolidated financial statements.



METROPOLIS REALTY TRUST, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
----------------------------------------------------------------------------------------------------------------------------
                                                                                          Years Ended December 31,
                                                                                2000                   1999             1998
                                                                                ----                   ----             ----



CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  $  7,243              $ 107,333       $   40,403
Adjustments to reconcile net income to net cash provided by operating activities:
   Gain on sale of property                                                        -                (50,445)               -
   Write-off of deferred financing costs                                           -                  2,307                -
   Depreciation and amortization                                              15,987                 17,440           16,651
   Amortization of discount - notes receivable                                     -                      -             (545)
   Bad debt expense                                                                -                    585                -
   Write-off of note receivable                                                    -                  1,088                -
   Change in:
      Increase in restricted cash                                             (2,490)                (2,516)            (175)
      Decrease/(Increase) in due from tenants                                    784                  1,057           (1,084)
      (Increase)/Decrease in tenant security deposits                             (2)                   416                -
      (Increase)/Decrease in prepaid expenses and other assets                   149                  5,345             (535)
      Decrease in real estate tax refunds                                      3,175                  2,421           10,913
      Increase in deferred rent receivable                                    (2,719)               (15,229)         (12,976)
      (Decrease)/Increase in accounts payable and accrued expenses              (373)                 3,619           (5,041)
      Increase/(Decrease) in unearned revenue                                    789                   (990)           1,279
                                                                            --------               ---------         -------
   Net cash provided by operating activities                                  22,543                 72,431           48,890
                                                                            --------               ---------         -------

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sale of property                                                     -                344,259                -
Additions to building and equipment                                           (4,155)               (12,308)         (15,903)
Lease costs                                                                   (2,982)               (21,250)          (5,790)
Changes in notes receivable                                                     (289)                 8,218               339
                                                                            ---------             ---------         ---------
   Net cash (used) provided in investing activities                           (7,426)               318,919          (21,354)
                                                                            ---------             ---------         ---------

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from mortgage note payable                                                -                425,000                 -
Financing costs                                                                  (93)               (12,823)                -
Payments on secured notes                                                          -               (410,625)           (7,500)
Dividends paid                                                                (9,130)              (408,950)          (19,454)
Distribution to subordinated minority interests                                    -                   (446)                -
Issuance of shares of common stock                                                59                    250               148
                                                                            ---------            -----------        ---------
   Net cash used in financing activities                                      (9,164)             (407,594)          (26,806)
                                                                            ---------            -----------        ----------

INCREASE /(DECREASE) IN CASH AND CASH EQUIVALENTS                              5,953                (16,244)              730

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 9,113                 25,357            24,627
                                                                             --------            -----------        ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $ 15,066            $     9,113        $   25,357
                                                                              ======                  =====            ======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid                                                        $    34,046             $   32,387       $   33,489
                                                                         ===========             ==========       ==========
    Dividends declared                                                  $      9,100              $ 408,950       $   19,454
                                                                        ============              =========       ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Liabilities disposed of in connection with sale of property                                 $  170,009


    See notes to consolidated financial statements.

                                       20

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
(in thousands, except share amounts)
--------------------------------------------------------------------------------


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

     On November 22, 1999, the Company sold all of its interests in the 237 Property. Following such sale and as of December 31, 2000, the Company owns a 94.05% partnership interest, as limited partner, in 1290 Partners, L.P., a Delaware limited partnership (the "1290 Property Owning Partnership"). The 1290 Property Owning Partnership owns the 1290 Property. A wholly-owned subsidiary of the Company ("1290 GP Corp.") owns a 1% interest, as general partner, in the 1290 Property Owning Partnership. The remaining 4.95% interest in the 1290 Property Owning Partnership is owned by 237/1290 Upper Tier Associates, L.P., a Delaware limited partnership (the "Upper Tier LP"). The 4.95% interest is subordinated to the 94.05% partnership interest of the Company with respect to certain priority distributions from the 1290 Property Owning Partnership. The Upper Tier LP and the 1290 Property Owning Partnership are hereinafter referred to, collectively, as the "Partnerships."

     Basis of Presentation - The consolidated financial statements include Metropolis and each of the entities through which Metropolis indirectly owns the Properties. The presentation of the consolidated financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet date. Actual results could differ from those estimates. Certain 1998 and 1999 amounts have been reclassified to conform with the 2000 presentation.

     Rental Property - Rental property is carried at cost, net of accumulated depreciation and amortization, and includes land, building, tenant improvements and building improvements. Land is carried at $63,500, as of December 31, 2000 and 1999. Building, tenant improvements and building improvements are carried at $342,253 and $338,098 as of December 31, 2000 and December 31, 1999, respectively. If a property is determined to be impaired, it must be written down to its estimated fair value. Fair value is defined as the amount for which the asset could be bought or sold in a current transaction, that is, other than a forced or liquidation sale. No impairment of the 1290 Property exists as of December 31, 2000 and 1999.

     Cash and Cash Equivalents - Cash and cash equivalents includes investments purchased with an original maturity of three months or less.

     Depreciation and Amortization - Building and building improvements are depreciated over their useful lives of 40 years using the straight-line method. Furniture and fixtures are depreciated over their useful life, ranging from 5 to 7 years. Tenant improvements are amortized on a straight-line basis over the terms of the respective leases.

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

     Restricted Cash - Restricted cash for the year ended December 31, 2000 includes reserves for tenant improvements, leasing commissions, insurance, real estate taxes and real estate tax refunds. Restricted cash for the year ended December 31, 1999 includes reserves for tenant improvements, leasing commissions, insurance and real estate taxes.

     Recent Pronouncement - Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in the fair value of the derivative will be recorded in other comprehensive income (OCI) and will be recognized in the income statement when the hedged item affects earnings. SFAS 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

     On January 1, 2001 the Company  recorded  approximately  $6,800 in OCI as a
     cumulative   transition   adjustment  in  connection  with  the  1290  Swap
     Agreement.

     Use of Estimates - The presentation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2000 and 1999 and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Fair Value of Financial Instruments - The carrying amount of cash and cash equivalents, tenant security deposits, tax refunds receivable, accounts receivable and accounts payable are a reasonable estimate of their fair value due to their short-term nature.

     Management believes the fair market value of the mortgage loan payable approximates the carrying value at December 31, 2000 and 1999.

     The  fair  value  estimates   presented   herein  are  based  on  pertinent
     information available to management as of December 31, 2000 and 1999.

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

     On November 22, 1999, the Company consummated the 237 Property Sale and recognized a gain of $50,445. Net assets as of the date of sale were $293,814. The following represents the results of operations for the 237 Property for the period January 1, 1999 through November 21, 1999:


                  REVENUES:
                  Base rental income                        $   34,261
                  Lease termination income                      25,855
                  Operating escalation income                    9,357
                  Miscellaneous income                             495
                                                            ----------

                  Total revenues                                69,968
                                                            ----------

                  OPERATING EXPENSES:
                  Real estate taxes                              9,324
                  Operating and maintenance                      2,300
                  Utilities                                        572
                  Payroll                                        1,539
                  Management fees                                  635
                  Professional fees                                515
                  General and administrative                       285
                  Depreciation and amortization                  5,624
                                                            ----------

                  Total operating expenses                      20,794
                                                            ----------

                  OTHER ITEMS:
                  Interest income                                1,100
                  Interest expense                             (11,801)
                                                            ----------

                  Total other items                             (10,701)
                                                            ----------

                  NET INCOME                                $   38,473
                                                            ==========

3.   REAL ESTATE TAX REFUNDS

     Tax certiorari proceedings have been settled with the City of New York for over-assessment of property taxes for the tax years ending June 30, 1991 through June 30, 1996 with respect to the 1290 Property. The Company received net proceeds of approximately $6,519 in December 2000 after payment of approximately $876 of fees and expenses incurred in connection with such proceedings. Of this amount, approximately $3,211 is included in restricted cash and will be reimbursed to tenants. Such net proceeds were approximately $3,800 in excess of estimated net proceeds and are included in miscellaneous income in 2000.

     Tax certiorari proceedings have been commenced which remain outstanding against the City of New York for over-assessment of property taxes for the tax years ending June 30, 1997 through June 30, 2001 with respect to the 1290 Property.

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

4.   MORTGAGE NOTES

     In December 1999, the 1290 Property Owning Partnership refinanced mortgage indebtedness secured by the 1290 Property of approximately $224,900, and obtained a $425,000 mortgage loan (the "1290 Mortgage Loan"). Interest on the 1290 Mortgage Loan is based on LIBOR plus 2% and requires interest only payments through maturity on January 2, 2003. The 1290 Property Owning Partnership has a one time right (subject to achieving certain conditions, including a debt service coverage ratio, loan to value ratio and the payment of a 25 basis point extension fee), at its option, to extend the maturity for a period of twelve months. The 1290 Mortgage Loan may be repaid in whole after December 31, 2000, without penalty. The costs associated with securing the 1290 Mortgage Loan of approximately $12,916 are included in deferred financing costs and are amortized over the term of the 1290 Mortgage Loan as a component of interest expense. Unamortized costs associated with the prior mortgage indebtedness of approximately $2,307 were written off in 1999.

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

     The maturity date of the 1290 Mortgage Loan and the termination date of the 1290 Swap Agreement are identical. The estimate of the cost to unwind the 1290 Swap Agreement is approximately $6,800 at December 31, 2000. The Company has no intention of unwinding the 1290 Swap Agreement.

5.   ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses as of December 31, 2000 include property operating expenses payable. Accounts payable and accrued expenses as of December 31, 1999 include property operating expenses payable, funded reserves held by the Company for utility tax claims, and tenant claims against real estate tax proceeds.

6.   SUBORDINATED MINORITY INTEREST

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

     Management believes, however, that no economic obligation exists to JMB/NYC as of December 31, 2000 and that JMB/NYC would not be entitled to receive any distributions in excess of amounts under the Put Right and Call Right in respect of the Subordinated Minority Interest. Management believes that, upon exercise by the Company of the Company Call Right, JMB/NYC would only be entitled to receive $1,400 in respect of the Subordinated Minority Interest.

7.   STOCKHOLDERS' EQUITY

     The Company has the authority to issue 50,000,000 shares of common stock, par value $10 per share (the "Common Stock"), and 10,000,000 shares of Preferred Stock, par value $10 per share. As of December 31, 2000, there were 13,001,246 shares of the Company's Common Stock issued and outstanding, 8,065,186 of which were Class A Common Stock and 4,936,060 of which were Class B Common Stock. The Class A Common Stock and the Class B Common Stock have identical rights and privileges, and are treated as a single class, with respect to all matters (other than certain voting rights) including, without limitation, the payment of distributions and upon liquidation.

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

     Pursuant to the Stock Plan, each Director received 400 shares of Common Stock at the annual meetings in 1997, 1998 and 2000 in consideration for services rendered to the Company during such years. The value of such shares was based upon the most recent price at which shares of the Company's Common Stock were traded prior to such grant of shares and is included as an operating expense.

     In March 1998, John R.S. Jacobsson, a new director, was granted 400 shares of Common Stock and options entitling him to purchase an aggregate of 3,000 shares of Common Stock at an exercise price of $42.50 per share. Such shares and options were issued in July 1998. The exercise price of Mr. Jacobsson's options was adjusted to $27.50 and to $12.50 on December 13, 1999 and December 28, 1999, respectively. All of such options are exercisable as of December 31, 2000. 25,000 options were exercised in 1999. Total outstanding options at December 31, 2000 and 1999 aggregated 3,000.

     The Company has entered into a Registration Rights Agreement between the Company and certain holders of Common Stock. The Registration Rights Agreement permits such stockholders to demand, subject to certain conditions, that the Company register their Common Stock for sale and provides all of the Company's stockholders with the right to participate proportionally in any public offering of the Company's securities.

9.   RELATED PARTY TRANSACTIONS

     Sale of 237 Property/Refinancing of 1290 Property - John R. Klopp, a director, officer and stockholder of the Company, is employed by Capital Trust, Inc., the parent company of Victor Capital Group L.P. ("VCG"). VCG acted as one of the Company's representatives in connection with the sale of the 237 Property in November 1999. Pursuant to the terms of the retention agreement between VCG and the Company, VCG was paid a fee equal to $930 (0.25% of the total transaction value). In addition, VCG was paid approximately $1,594 by the Company in December 1999 as a fee in connection with the refinancing of the debt pertaining to the 1290 Property.

     Asset Management - The Company has entered into an Asset Management Agreement with a company ("Asset Manager") that is directly affiliated with two of Metropolis' stockholders. One of these stockholders is also a Director and Officer of the Company. The Asset Manager provides asset advisory, consultation and management services for the Company. Fees for such services are payable in arrears, on a monthly basis of $25. The Asset Management Agreement also provides for reimbursement for costs and expenses for contractors and professional fees, payable as incurred. Asset management fees incurred for the years ended December 31, 2000, 1999, and 1998 were approximately $300 each year.

     Property Management - The Company has also entered into a Management and Leasing Agreement with a company ("Property Manager/Leasing Agent") that is an affiliate of a stockholder. The Property Manager/Leasing Agent is to manage and operate the property and provided all supervisory, management and leasing services for the 1290 Property for the years ended December 31, 2000, 1999 and 1998 and for the 237 Property for the years ended December 31, 1999 and 1998. The Management and Leasing Agreement provides for a fee of 1.5% of Gross Revenues, payable monthly, and reimbursement for overhead and all reasonable out-of-pocket expenses incurred. The Management and Leasing Agreement also provides for leasing commissions to be calculated on a sliding scale percentage basis of the lease's base rent. Fees under the Management and Leasing Agreement for the years ended December 31, 2000, 1999, and 1998 totaled approximately $2,295, $5,528, and $3,451, respectively.

     An affiliate of the Property Manager/Leasing Agent provided the cleaning services for the 1290 Property for the years ended December 31, 2000, 1999 and 1998 and for the 237 Property for the years ended December 31, 1999 and 1998. Fees incurred for cleaning services for the years ended December 31, 2000, 1999, and 1998 totaled $2,499, $3,680, and $4,248 respectively.

     REIT Management - The Company has entered into a REIT Management Agreement with the Property Manager/Leasing Agent ("REIT Manager"). The REIT Manager is to perform certain accounting, administrative and monitoring services. The REIT Management Agreement provides for compensation to the REIT Manager of a monthly fee and reimbursement of documented out-of-pocket expenses. Fees incurred under the REIT Management Agreement for the years ended December 31, 2000, 1999, and 1998 were $137, $125 and $141, respectively.

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents, restricted cash, tenant security deposits, tax refunds receivable, and accounts receivable are a reasonable estimate of their fair value due to their short-term nature. The Company believes the fair value of the 1290 Swap Agreement generally offsets gains or losses on the 1290 Mortgage Loan being hedged and changes the nature of such underlying financial instruments. The maturity date of the 1290 Mortgage Loan and the termination date of the 1290 Swap Agreement are identical. The estimate of the cost to unwind the 1290 Swap Agreement is approximately $6,800 as of December 31, 2000. The Company has no intention of unwinding the 1290 Swap Agreement.

     Management believes the fair market value of the 1290 Mortgage Loan approximates the carrying value at December 31, 2000.

     The  fair  value  estimates   presented   herein  are  based  on  pertinent
     information available to management as of December 31, 2000.

11.  LEASES

     Minimum future rents (excluding escalation rentals) due to the Company under noncancellable leases as of December 31, 2000 are as follows:

                            2001                                  $  82,397
                            2002                                     80,964
                            2003                                     82,341
                            2004                                     77,085
                            2005                                     72,293
                            Thereafter                              426,670
                                                                  ---------
                                                                   $821,750

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company as of December 31, 2000 are as follows:

Name                               Age        Position
----                               ---        --------
William L. Mack...............     61         Director and Chairman of the Board

Lee S. Neibart................     50         Director and President

Bruce H. Spector..............     58         Director

John R.S. Jacobsson...........     32         Director, Vice President
                                              and Secretary

John R. Klopp.................     47         Director and Vice President

Russel S. Bernard.............     43         Director

Ralph F. Rosenberg............     36         Director

David A. Strumwasser..........     49         Director

David Roberts.................     38         Director

                  Each of the officers and directors listed above, other than John R. Klopp and John R.S. Jacobsson, has served in the positions listed for the Company since September 1996. Mr. Klopp has served as a Director since September 1996 and as an officer since December 1996. Mr. Jacobsson has served as a Director since October 1997 and as an officer since December 1996.

                  William L. Mack has served as the Chairman of the Board of Directors of the Company since 1996. Mr. Mack is the managing partner of Apollo Real Estate Advisors, L.P., the manager of four opportunistic real estate investment funds, which he co-founded in 1993 and serves as President of its corporate general partner. Beginning in 1969, Mr. Mack served as Managing Partner of the Mack Company, where he oversaw the dynamic growth of the Mack Company's office, industrial, retail and hotel facilities. Mr. Mack has served as a director of Mack-Cali Realty Corporation ("Mack-Cali") since the 1997 merger of the Mack Company's office portfolio into Mack-Cali and has served as Chairman of Mack-Cali since June 2000. Mr. Mack is also a director of The Bear Stearns Companies, Inc., an investment banking firm, Vail Resorts, Inc., an owner and operator of Colorado ski resorts, and Wyndham International, Inc., an owner and operator of a national chain of hotel properties. Mr. Mack attended the Wharton School of Business and Finance at the University of Pennsylvania and received a B.S. degree in business administration, finance and real estate from New York University.

                  Lee S. Neibart is a partner of Apollo Real Estate Advisors, L.P., with which he has been associated since 1993, and directs portfolio and asset management. From 1979 to 1993, he was Executive Vice President and Chief Operating Officer of the Robert Martin Company, a private real estate development and management firm. Mr. Neibart is a director of Atlantic Gulf Communities Corp., a land development company, Koger Equity, Inc., a real estate investment trust that owns and operates office properties, NextHealth, Inc., an owner and operator of spa and wellness facilities, Roland International Corporation, a land development company, Wyndham International, Inc., and Meadowbrook Golf Group, Inc., an owner and operator of golf courses. Mr. Neibart received a B.A. from the University of Wisconsin and an M.B.A. from New York University.

                  Bruce H. Spector is a partner of Apollo Real Estate Advisors, L.P., with which he has been associated since 1993, and has been responsible for advising on matters of reorganization strategy. From 1967 to 1992, Mr. Spector was a member of the law firm of Stutman, Treister and Glatt, spending a substantial amount of that time as a senior partner and head of the firm's executive committee. Mr. Spector is a director of Pacer International, Inc., a national intermodal and logistics company, Vail Resorts, Inc. and Park Media, LLC, a firm specializing in bringing advertising revenue to the owners of parking venues. Mr. Spector received a B.A. from the University of Southern California and a J.D. from the UCLA School of Law.

                  John R. S. Jacobsson is a partner of Apollo Real Estate Advisors, L.P. with which he has been associated since 1993. Mr. Jacobsson is responsible for investments, investment management and capital raising at Apollo Real Estate Advisors, L.P. and co-heads its Japanese investment program. Prior to 1993, Mr. Jacobsson was associated with the acquisitions group of Trammell Crow Ventures, a real estate investment firm. Mr. Jacobsson is a director of Koger Equity, Inc., Roland International Corporation and Oasis Car Wash, Inc., an owner and operator of car washes. Mr. Jacobsson received a B.A. from Harvard College in 1990.

                  John R. Klopp has been a director of Capital  Trust,  Inc., an investment management and finance company focused on the commercial real estate industry, since January 1997, the chief executive officer, a vice chairman and the president of Capital Trust, Inc. since February 1997, July 1997 and January 1999, respectively. Mr. Klopp was a founder and a managing partner of Victor Capital Group L.P. ("Victor Capital") from 1989 until the acquisition of Victor Capital by Capital Trust, Inc. in July 1997. Mr. Klopp was a Managing Director and co-head of Chemical Realty Corporation, the real estate investment banking affiliate of Chemical Bank, from 1982 to 1989. From 1978 to 1982, Mr. Klopp held various positions with Chemical Bank's Real Estate Division, where he was responsible for originating, underwriting and monitoring portfolios of construction and permanent loans. He received a B.A. from Tufts University in 1976 with a major in economics, and an M.B.A. in 1978 from the Wharton School at the University of Pennsylvania with a major in real estate and finance.

                  Russel S. Bernard is a Principal of Oaktree Capital Management, LLC ("Oaktree"), with which he has been involved since 1995, and is the portfolio manager of Oaktree's real estate and mortgage funds. Prior to joining Oaktree in 1995, Mr. Bernard was a Managing Director of Trust Company of the West ("TCW"). Under subadvisory relationships with Oaktree, Mr. Bernard continues to serve as portfolio manager for the TCW Special Credits distressed mortgage funds. From 1986 to 1994, Mr. Bernard was a partner in Win Properties, Inc., a national real estate investment company, where he was responsible for the acquisition, financing and operation of a national real estate portfolio. Mr. Bernard holds a B.S. in Business Management and Marketing from Cornell University.

                  Ralph F. Rosenberg is Co-Chief Operating Officer of the Goldman, Sachs & Co. ("Goldman, Sachs") Real Estate Principal Investment Area. Mr. Rosenberg joined the Real Estate Department of Goldman, Sachs in 1986 as a Financial Analyst where he remained until 1988. He rejoined the Real Estate Department of Goldman, Sachs as an Associate in 1990, transferred to their Real Estate Principal Investment Area at its inception in 1992, became a Vice President in 1994 and a Partner and a Managing Director in 1998. Mr. Rosenberg serves on the Whitehall Investment Committee, the Goldman Sachs Emerging Market Real Estate Investment Committee and the Goldman Sachs Asia Special Situations Investment Committee. Mr. Rosenberg also serves on the Board of Trustees of RCPI Trust and on the Board of Directors of Archon Group, Inc. He received a B.A. from Brown University in 1986 and an M.B.A. from the Stanford Graduate School of Business in 1990.

                  David A. Strumwasser is a Principal of Whippoorwill Associates, Incorporated ("Whippoorwill"), an investment management firm, and has served as a Managing Director and General Counsel of Whippoorwill since

1993. From 1984 to 1993, Mr. Strumwasser was a Partner and co-head of the Bankruptcy and Reorganization Practice at the New York law firm of Berlack, Israels & Liberman LLP. Prior to that, he practiced bankruptcy law at Anderson Kill & Olick, LLP, from 1981 to 1984, and at Weil, Gotshal & Manges LLP, from 1976 to 1979. From 1979 to 1981, Mr. Strumwasser was an Assistant Vice President at Citicorp Industrial Credit, Inc. Mr. Strumwasser is a director of Barneys New York, Inc., a luxury retailer. Mr. Strumwasser received a B.A. in political science from the State University of New York at Buffalo in 1973 and a J.D. from Boston College Law School in 1976.

                  David Roberts has been a Managing Director of Angelo, Gordon & Co., L.P. ("Angelo, Gordon"), an investment management firm, since 1993, where he oversees the firm's real estate and special situations investment activities. From 1988 until 1993, Mr. Roberts was a principal of Gordon Investment Corporation, a Canadian merchant bank, where he participated in a wide variety of principal transactions including investments in the real estate and mortgage banking industries. Prior to that, Mr. Roberts worked in the Corporate Finance Department of L.F. Rothschild & Co. Incorporated, an investment bank, as a Senior Vice President specializing in mergers and acquisitions. Mr. Roberts has a B.S. in Economics from the Wharton School of the University of Pennsylvania.

                  Pursuant  to  the   Charter,   until  the   occurrence   of  a
Simplification Event (as hereinafter defined), the Company's nine-member Board of Directors is divided into five classes. The Class I Director, Lee S. Neibart, was elected by the holder of the Class B Common Stock; the Class II Directors consist of Bruce H. Spector and David Roberts, both elected by the holders of the Class A Common Stock and Class B Common Stock; the Class III Directors consist of John R.S. Jacobsson and David A. Strumwasser, both elected by the holders of the Class A Common Stock and Class B Common Stock; the Class IV Directors consist of William L. Mack and Ralph F. Rosenberg, both elected by the holders of the Class A Common Stock and Class B Common Stock; and the Class V Directors consist of Russel S. Bernard, a director designated by Oaktree, and John R. Klopp, a director designated by the Company's stockholders (other than Apollo, Whitehall Street Real Estate Limited Partnership V and Oaktree).

                  The initial terms of Class I, Class II, Class III and Class IV directors of the Company expired in 1997, 1998, 1999 and 2000, respectively, and the initial term of the Class V directors expires in 2001. As the term of each class expires, directors in that class will be elected by the stockholders of the Company for a term of years which will expire in 2001, after which time all five classes of directors will be elected for one-year terms. The Charter provides that the Company will at all times have at least two directors that are not affiliated with Apollo, any Transferee (as defined in the Charter) or any other stockholder of more than 10% of the stock of the Company.

                  "Simplification Event" means the earliest to occur of (i) the date on which Apollo and its affiliates (taken together) or any transferee and its affiliates (taken together) no longer hold a number of shares of Common Stock representing at least 30% of the combined voting power of all outstanding shares of stock of the Company; (ii) the date on which Apollo and its affiliates (taken together) or any transferee and its affiliates (taken together) or any other person or entity and its affiliates (taken together) hold a number of shares of Common Stock representing at least 75% of the combined voting power of all outstanding shares of stock of the Company; (iii) the fifth anniversary of the Effective Date; and (iv) the date of the annual meeting of stockholders in 2001.

                  Compliance with Section 16(a) of the Exchange Act

                  Section 16(a) of the Securities and Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and 10% stockholders are required by regulation of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of Forms 3, 4 and 5 available to the Company and written representations from certain of the directors, officers and 10% stockholders that no form is required to be filed, the Company believes that no director, officer or beneficial owner of more than 10% of the Common Stock failed to file on a timely basis reports required pursuant to Section 16(a) of the Exchange Act with respect to 2000.

ITEM 11.          EXECUTIVE COMPENSATION

                  The Company has no employees. In 2000, the members of the Board of Directors earned (i) $15,000 in cash as an annual retainer, (ii) 400 shares of Common Stock issued under the Company's 1996 Directors' Stock Option Plan (as amended, the "Stock Plan") and (iii) $750.00 per meeting of the Board of Directors attended by such member. Upon election to the Board of Directors, each initial Director received options (the "Options") to purchase 3,000 shares of the Company's Class A Common Stock which vested over two years.

                  On November 29, 1999, the Board of Directors authorized a distribution by the Company of $15.00 per share of the Company's Common Stock payable on December 10, 1999 to the holders of record of the Company's Common Stock on December 9, 1999. In response to the payment of such dividend, on December 13, 1999, the Board of Directors decreased the exercise price of all outstanding Options by $15.00 per share.

                  On December 13, 1999, the Board of Directors authorized a distribution by the Company of $15.00 per share of the Company's Common Stock payable on December 27, 1999 to the holders of record of the Company's Class A and Class B Common Stock on December 23, 1999. In response to the payment of such dividend, on December 28, 1999, the Board of Directors decreased the exercise price of Mr. Jacobsson's Options by $15.00 per share, to $12.50 per share. On December 23, 1999, each member of the Board of Directors (except Mr. Jacobsson) exercised his Options. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT -- Description of Stock Plan."

                  The Company has purchased a directors' and officers' liability insurance policy in the amount of $10,000,000.

                  The directors of the Company and the 237/1290 Upper Tier GP Corp. ("Upper Tier GP Corp.") are identical. John R. S. Jacobsson, Lee S. Neibart and John R. Klopp are the directors of 1290 GP Corp. The officers of the Company, Upper Tier GP Corp. and 1290 GP Corp. are identical. The officers of the Company will not receive any compensation from the Company other than any compensation they may receive as directors. The directors and officers of Upper Tier GP Corp. and 1290 GP Corp. will not receive any compensation from Upper Tier GP Corp. or 1290 GP Corp.

                  In January 2000, the directors of the Company appointed Lee S. Neibart, John R. S. Jacobsson and John R. Klopp to serve as the members of the Company's audit committee. Messrs. Neibart and Jacobsson are partners of Apollo Real Estate Advisors, L.P., which is the general partner of Apollo Real Estate Investment Fund, L.P., a significant stockholder of the Company. Mr. Klopp is the Chief Executive Officer of Capital Trust, Inc. whose relationship to the Company is described under "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS-- Asset Manager." The audit committee does not serve pursuant to a written charter. Its purposes are to (i) make recommendations concerning the engagement of the Company's independent public accountants, (ii) review with the Company's independent public accountants the policies, procedures and results of the audit engagement, (iii) approve professional services provided by the Company's independent public accountants, (iv) review the independence of the Company's independent public accountants, (v) consider the range of audit and non-audit fees, (vi) review the adequacy of the Company's internal accounting controls, and (vii) recommend information to be included in the Company's quarterly reports on Forms 10-Q and annual reports on Forms 10-K.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                  The information set forth in the following table is furnished as of February 28, 2001, with respect to any person (including any "group," as that term is used in Section 13(d)(3) of the Exchange Act) who is known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities, and as to those shares of the Company's equity securities beneficially owned by each of its directors, its executive officers, and all of its executive officers and directors as a group. As of February 28, 2001, there were 13,001,246 shares of Common Stock outstanding.


                                                                          Number of Shares            Percent of Common
                                                                         Beneficially Owned                 Stock
                                                                         ------------------           -----------------

Principal Stockholders

Apollo Real Estate Investment Fund, L.P. (1)                                    4,936,060                  38.0%
The TCW Group, Inc. (2)                                                         2,254,341                  17.3%
Oaktree Capital Management, LLC (3)                                             1,917,063                  14.7%
WSB Realty, L.L.C. (4)                                                          1,122,421                   8.6%
Angelo, Gordon & Co., L.P. (5)                                                  1,093,743                   8.4%
Intermarket Corp. (6)                                                             931,000                   7.2%

Directors and Executive Officers

William L. Mack (7)                                                                 4,200                   *
Lee S. Neibart (8)                                                                  4,200                   *
John R.S. Jacobsson (9)                                                             4,200                   *
Bruce H. Spector (10)                                                               4,200                   *
John R. Klopp (11)                                                                 24,200                   *
Russel S. Bernard (12)                                                                  0                   *
Ralph F. Rosenberg (13)                                                                 0                   *
David A. Strumwasser (14)                                                               0                   *
David Roberts (15)                                                                      0                   *
                                                                                  -------
Directors and Executive Officers as a group (9 persons) (16)                       41,000                   *
                                                                                  =======

*        Less than 1%

(1) Held of record by Atwell & Co., c/o The Chase Manhattan Bank, N.A., 4 New York Plaza, New York, NY 10004. Apollo Real Estate Advisors, L.P. is the managing general partner of Apollo Real Estate Investment Fund, L.P. ("Apollo") and a joint reporting person with respect to beneficial ownership of these shares of Common Stock according to Apollo's
         Schedule 13G, filed with the Securities and Exchange Commission on February 13, 1998.

(2) Includes 1,586,814 shares as to which voting and dispositive power is shared with Oaktree Capital Management, LLC ("Oaktree") as an investment sub-adviser to TCW Asset Management Company for various limited partnerships, trusts and third party accounts for which TCW Asset Management Company acts as general partner or investment manager. According to the Schedule 13G filed with the Securities and Exchange Commission on February 12, 1998, Robert Day, Chairman and Chief Executive Officer of The TCW Group, Inc. ("TCW"), may be deemed to be a control person of TCW and certain other holders of the Company's Common Stock. Also includes 667,527 shares held by various limited partnerships, trusts and third party accounts for which TCW Special Credits acts as general partner or investment manager. The shares shown are held of record by (i) Saturn & Co., c/o Investors Bank and Trust Company, 200 Clarendon Street, Boston, Massachusetts 02117-9130 (58,124 shares), and (ii) Cede & Co., c/o Investors Bank and Trust Company, 200 Clarendon Street, Boston, Massachusetts 02117-9130 (2,196,217 shares). To the extent permitted by applicable law, TCW and Robert Day hereby disclaim beneficial ownership of such shares.

(3) Includes 1,586,814 shares as to which voting and dispositive power is shared with TCW Asset Management Company, which acts as general partner or investment manager for certain funds and accounts for which Oaktree acts as an investment sub-adviser. Also includes 284,839 shares held by two limited partnerships of which Oaktree is general partner and 41,210 shares held by a third party account for which Oaktree acts as investment manager. The 326,049 shares as to which Oaktree has sole voting and dispositive power are held of record by Cun & Co., c/o The Bank of New York, One Wall Street, New York, NY 10005. Also includes 4,200 shares held directly by Oaktree. To the extent permitted by applicable law, Oaktree hereby disclaims beneficial ownership of such shares.

(4) Does not include 4,200 shares owned by The Goldman Sachs Group, Inc. WSB Realty, L.L.C. is located at 85 Broad Street, New York, NY 10004. According to Amendment No. 3 to the Schedule 13G filed by The Goldman Sachs Group, Inc. with the Securities and Exchange Commission on February 13, 2001, these shares are reported as beneficially owned by:
         (i) Goldman, Sachs & Co., (ii) The Goldman Sachs Group, Inc., (iii) WSB Realty, L.L.C., (iv) Whitehall Street Real Estate Limited Partnership V and (v) WH Advisors, L.L.C. V.

(5) Angelo, Gordon & Co., L.P.'s address is 245 Park Avenue, New York, NY 10167. According to Amendment No. 2 to the Schedule 13G filed by Angelo, Gordon & Co., L.P. ("Angelo Gordon") with the Securities and Exchange Commission on February 12, 2001, these shares are reported as beneficially owned by: (i) Angelo, Gordon & Co., L.P., (ii) John M. Angelo, in his capacities as a general partner of AG Partners, L.P., the sole general partner of Angelo, Gordon, and the chief executive officer of Angelo, Gordon and (iii) Michael L. Gordon, in his capacities as the other general partner of AG Partners, L.P. and the chief operating officer of Angelo, Gordon.

(6)      Intermarket Corp.'s address is 667 Madison Avenue, New York, NY 10021.

(7) Does not include shares owned by Apollo. Includes 1,200 shares of Common Stock and 3,000 shares of Common Stock issued upon the exercise of options granted to Mr. Mack under the Company's Stock Plan. Mr. Mack is the managing partner of Apollo Real Estate Advisors, L.P., the general partner of Apollo, and the President of its corporate general partner. Mr. Mack disclaims beneficial ownership of the shares of Common Stock owned by Apollo.

(8) Does not include shares owned by Apollo. Includes 1,200 shares of Common Stock and 3,000 shares of Common Stock issued upon the exercise of options granted to Mr. Neibart under the Company's Stock Plan. Mr. Neibart is a partner of Apollo Real Estate Advisors, L.P. Mr. Neibart disclaims beneficial ownership of the shares of Common Stock owned by Apollo.

(9) Does not include shares owned by Apollo. Includes 1,200 shares of Common Stock and 3,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Jacobsson under the Company's Stock Plan. Mr. Jacobsson is a partner of Apollo Real Estate Advisors, L.P. Mr. Jacobsson disclaims beneficial ownership of the Common Stock owned by Apollo.

(10) Does not include shares owned by Apollo. Includes 1,200 shares of Common Stock and 3,000 shares of Common Stock issued upon the exercise of options granted to Mr. Spector under the Company's Stock Plan. Mr. Spector is a partner of Apollo Real Estate Advisors, L.P. Mr. Spector disclaims beneficial ownership of the shares of Common Stock owned by Apollo.

(11) Includes 1,200 shares of Common Stock and 3,000 shares of Common Stock issued upon the exercise of options granted to Mr. Klopp under the Company's Stock Plan.

(12) Does not include shares owned by funds and accounts managed by Oaktree or shares owned directly by Oaktree. Does not include 1,200 shares of Common Stock and 3,000 shares of Common Stock issued upon the exercise of options granted to Mr. Bernard under the Company's Stock Plan. Mr. Bernard is a Principal of Oaktree. Mr. Bernard disclaims beneficial ownership of the shares of Common Stock owned by funds and accounts managed by Oaktree and the shares of common stock owned directly by Oaktree. Mr. Bernard is required to transfer to Oaktree any shares of Common Stock he either receives directly under the Company's Stock Plan or purchases upon an exercise of options granted under the Company's Stock Plan.

(13) Does not include shares owned by WSB Realty, L.L.C. Does not include 1,200 shares of Common Stock and 3,000 shares of Common Stock issued upon the exercise of options granted to Mr. Rosenberg under the Company's Stock Plan. Mr. Rosenberg disclaims beneficial ownership of the shares of Common Stock owned by WSB Realty, L.L.C. Mr. Rosenberg is a Managing Director of Goldman, Sachs & Co. Pursuant to Mr. Rosenberg's employment arrangements with Goldman, Sachs & Co., Mr. Rosenberg is required to transfer to The Goldman Sachs Group, Inc. any shares of Common Stock he receives either directly under the Company's Stock Plan or purchases upon an exercise of options granted under the Company's Stock Plan.

(14) Does not include 289,503 shares held by various limited partnerships, a trust and third party accounts for which Whippoorwill Associates, Inc. has discretionary authority and acts as general partner or investment manager. Does not include 1,200 shares of Common Stock and 3,000 shares of Common Stock issued upon the exercise of options granted to Mr. Strumwasser under the Company's Stock Plan. Mr. Strumwasser is a Principal, Managing Director and General Counsel of Whippoorwill Associates. Mr. Strumwasser is required to transfer to Whippoorwill Associates any shares of Common Stock he receives directly under the Company's Stock Plan or purchases upon an exercise of options granted under the Stock Plan. Mr. Strumwasser disclaims beneficial ownership of the shares of Common Stock owned by discretionary accounts managed by Whippoorwill Associates as set forth above.

(15) Does not include shares owned by Angelo, Gordon. Does not include 1,200 shares of Common Stock and 3,000 shares of Common Stock issued upon the exercise of options granted to Mr. Roberts under the Company's Stock Plan. Mr. Roberts is a Managing Director of Angelo, Gordon. Mr. Roberts is required to transfer to Angelo, Gordon any shares of Common Stock he receives directly under the Company's Stock Plan or purchases upon an exercise of options granted under the Stock Plan. Mr. Roberts disclaims beneficial ownership of the shares of Common Stock owned by Angelo, Gordon.

(16) See notes 7 through 15 above with respect to the nature of the ownership of Directors and Executive Officers as a group, including disclaimers of beneficial ownership described therein.

                  Description of Stock Plan

                  The following is a summary of the material terms of the Stock Plan, as amended. Such summary does not purport to be complete and is qualified in its entirety by reference to the Stock Plan, a copy of which has been filed as Exhibit 10.5 hereto.
   ------------

                  The Board of Directors adopted the Stock Plan on the Effective Date, and amended the Stock Plan on December 13, 1999. The purpose of the Stock Plan is to attract and retain qualified persons as Directors. Pursuant to the Stock Plan, the Board of Directors of the Company has the authority to issue to members of the Company's Board of Directors options to purchase, in the aggregate, 100,000 shares of Class A Common Stock. Pursuant to the Plan and the Stock Plan, on the Effective Date, the initial members of the Company's Board of Directors were each granted 3,000 Options. After the adjustment of the Options' exercise prices, each such Director exercised his Options on December 23, 1999, as more particularly described under "EXECUTIVE COMPENSATION." In March 1998, John R.S. Jacobsson was granted options entitling him to purchase an aggregate of 3,000 shares of Common Stock at an exercise price of $42.50 per share. Such options were issued in July 1998, and are fully exercisable as of December 31, 2000. The exercise price of Mr. Jacobsson's options was adjusted to $27.50 and to $12.50 on December 13, 1999 and December 28, 1999, respectively, as more particularly described under "EXECUTIVE COMPENSATION."

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

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                  Asset Manager

                  The Company has retained Capital Trust, Inc. to serve as the Company's Asset Manager pursuant to an Asset Management Agreement, dated as of the Effective Date (the "Asset Management Agreement"). John R. Klopp, one of the Company's Directors and an officer and a stockholder of the Company, is the Chief Executive Officer of Capital Trust, Inc. Pursuant to the Asset Management Agreement, the Asset Manager will act as the Company's advisor and consultant with respect to the management of the 1290 Property and the Company's interests in the 1290 Property Owning Partnership.

                  The Asset Management Agreement has a term of one year, which term will be automatically extended for consecutive one-year periods thereafter unless the Company or the Asset Manager notifies the other at least 30 days before the then current term would otherwise terminate of its election not to extend the term.

                  The Company may terminate the Asset Management Agreement (i) after the expiration of a cure period, by notice to the Asset Manager if the Asset Manager defaults in any material respect in its performance under the Asset Management Agreement, and (ii) immediately upon notice to the Asset Manager if the 1290 Property is sold or if there is a change in control of the Asset Manager. The Asset Manager may terminate the Asset Management Agreement if the Company defaults in the payment of any amount due and payable to the Asset Manager and such failure continues for 30 days after the Asset Manager's written notice of such failure. Either party may terminate the Asset Management Agreement by giving notice to the other upon the occurrence of certain events relating to the bankruptcy or insolvency of the other party.

                  The Company will pay the Asset Manager a fee (the "Asset Management Fee") in an amount equal to $25,000 per month. Asset management fees incurred for each of the years ended December 31, 2000, 1999, and 1998 aggregated  approximately  $300,000.  In  addition  to the  payment of the Asset
Management Fee, the Company will reimburse the Asset Manager for certain expenses. If the Company believes that the Asset Management Fee should be reduced and the parties are unable in good faith to agree upon a reduced fee, the Asset Management Agreement will be terminable by either party upon 90 days' notice to the other.

                  Management and Leasing Agreements

                  The 1290 Property Owning Partnership entered into a Management and Leasing Agreement, dated as of the Effective Date (the "Property Management Agreement"), with the Property Manager/Leasing Agent. Nyprop, LLC, a stockholder of the Company, is an affiliate of the Property Manager/Leasing Agent. Pursuant to the Property Management Agreement, the Property Manager/Leasing Agent performed all supervisory, management and leasing services and functions reasonably necessary or incidental to the leasing, management and operations of the 1290 Property for the years ended December 31, 2000, 1999 and 1998 and for the 237 Property for the years ended December 31, 1999 and 1998. Fees under the Property Management Agreement for the years ended December 31, 2000, 1999, and 1998 totaled approximately $2,295,000, $5,528,000, and $3,451,000, respectively.

                  An affiliate of the Property Manager/Leasing Agent provided the cleaning services for the 1290 Property for the years ended December 31, 2000, 1999 and 1998 and for the 237 Property for the years ended December 31, 1999 and 1998. Fees incurred for cleaning services for the years ended December 31, 2000, 1999, and 1998 totaled $2,499,000, $3,680,000 and $4,248,000, respectively.

                  The Property Management Agreement has an initial term of two years, which term will be automatically extended for additional consecutive 90-day terms until such time as the 1290 Property Owning Partnership notifies the Property Manager/Leasing Agent in writing, at least 30 days before the then current term would otherwise terminate, of its election not to extend the term of the Property Management Agreement.

                  The 1290 Property Owning Partnership may terminate the Property Management Agreement on 60 days notice if the 1290 Property is either sold by the 1290 Property Owning Partnership or refinanced by the 1290 Property Owning Partnership pursuant to a securitized financing of the 1290 Property, provided that termination of the Property Management Agreement as a result of such financing will only be effective if the Property Manager/Leasing Agent is not approved by the rating agency participating in such financing. The 1290 Property Owning Partnership may terminate the Property Management Agreement (i) after a certain cure period, upon notice to the Property Manager/Leasing Agent if the Property Manager/Leasing Agent breaches a material term of the Property Management Agreement, and (ii) immediately upon notice to the Property Manager/Leasing Agent if (x) the Property Manager/Leasing Agent or any principal of the Property Manager/Leasing Agent intentionally misappropriates funds of the 1290 Property Owning Partnership or commits fraud against the 1290 Property Owning Partnership or if there is a change in control of the Property
Manager/Leasing Agent. The Property Manager/Leasing Agent may terminate the Property Management Agreement (i) after a certain cure period, upon notice to the 1290 Property Owning Partnership if the 1290 Property Owning Partnership breaches a material term of the Property Management Agreement, and (ii) upon 60 days notice to the 1290 Property Owning Partnership if the 1290 Property Owning Partnership fails to provide funds on a consistent basis to operate and maintain the 1290 Property. Either party may terminate the Property Management Agreement upon notice to the other party in the event that a petition in bankruptcy is filed against the other party and is not dismissed within 60 days, or a trustee, receiver or other custodian is appointed for a substantial part of the other party's assets and is not vacated within 60 days or the other party makes an assignment for the benefit of its creditors.

                  The 1290 Property Owning Partnership will (i) pay the Property Manager/Leasing Agent a fee in an amount equal to 1.5% of gross revenues from the 1290 Property, which fee will be paid monthly, and (ii) reimburse the Property Manager/Leasing Agent for all reasonable out-of-pocket expenses incurred by the Property Manager/Leasing Agent related to the performance of its responsibilities under the Property Management Agreement, to the extent set forth in the annual budget. In addition, the Property Manager/Leasing Agent will be entitled to receive commissions in connection with the leasing of space at the 1290 Property and renewals and extensions of leases.

                  The Company has entered into a REIT Management Agreement with the Property Manager/Leasing Agent ("REIT Manager"). The REIT Manager is to perform certain accounting, administrative and monitoring services. The REIT Management Agreement provides for compensation to the REIT Manager of monthly fees of approximately $10,500 per month, and reimbursement of documented out-of-pocket expenses. Fees incurred under the REIT Management Agreement for the years ended December 31, 2000, 1999, and 1998 were $137,000, $125,000 and
$141,000, respectively.

                                    PART IV


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

(a)(3)        Exhibits

2.1 Second Amended Joint Plan of Reorganization of 237 Park Avenue Associates, L.L.C. and 1290 Associates, L.L.C.*

2.2 Technical Amendment to Second Amended Joint Plan of Reorganization of 237 Park Avenue Associates, L.L.C. and 1290 Associates, L.L.C.
              *

2.3 Second Technical Amendment to Second Amended Joint Plan of Reorganization of 237 Park Avenue Associates, L.L.C. and 1290 Associates, L.L.C. *

3.1 Articles of Amendment and Restatement of Metropolis Realty Trust, Inc., dated October 7, 1996. *

3.2           Amended and Restated By-Laws of Metropolis Realty Trust Inc. *

10.1 Agreement and Plan of Merger among 1290 Associates, L.L.C., 237 Park Avenue Associates, L.L.C. and 237/1290 Upper Tier Associates, L.P., as of October 10, 1996. *

10.2 Amended and Restated Partnership Agreement of 1290 Partners, L.P., dated November 22, 1999.***

10.3 Third Amended and Restated Limited Partnership Agreement of 237/1290 Upper Tier Associates, L.P., dated November 19, 1999.***

10.4 Redemption and Substitution Agreement among JMB/NYC Office Building Associates, L.P., O&Y Equity Company, L.P., O&Y NY Building Corp., 237/1290 Upper Tier GP Corp., and 237/1290 Upper Tier Associates, L.P., dated October 10, 1996. *

10.5 Amended and Restated Metropolis Realty Trust, Inc. 1996 Directors' Stock Plan. ***

10.6          Form of Metropolis  Realty Trust,  Inc. Stock Option Agreement for
              Directors.*

10.7          Form of Indemnification Agreement, dated as of October 10, 1996. *

10.8          Registration Rights Agreement, dated as of October 10, 1996. *

10.9          Indemnification   Agreement  given  by  Property  Partners,  L.P.,
              Carlyle-XIII Associates, L.P., and Carlyle-XIV Associates, L.P. to Metropolis Realty Trust, Inc., dated as of October 10, 1996. *

10.10 Modification of Operating Agreement of 237 Park Avenue Associates, L.L.C., dated as of October 10, 1996. *

10.11 Debt Contribution Agreement, dated as of October 10, 1996, among Metropolis Realty Trust, Inc., 237/1290 Lower Tier Associates, L.P., 237 Park Partners, L.P., and 1290 Partners, L.P. *

10.12 Debt Assumption, Release and Security Agreement (237 Excess amount) dated October 10, 1996. *

10.13 Debt Assumption, Release and Security Agreement (1290 Excess amount) dated October 10, 1996. *

10.14 Release of Assumed Debt and Termination of Security Interest by Bankers Trust Company for the benefit of O&Y NY Building Corp. and O&Y Equity Company, L.P., dated as of October 10, 1996. *

10.15 237 Property Contribution Agreement between 237/1290 Upper Tier Associates, L.P., 237/1290 Lower Tier Associates, L.P. and 237 Park Partners, L.P., dated as of October 10, 1996. *

10.16 1290 Property Contribution Agreement among 237/1290 Upper Tier Associates, L.P., 237/1290 Lower Tier Associates, L.P. and 1290 Partners, L.P., dated as of October 10, 1996.*

10.17 Loan Agreement among 1290 Partners, L.P., Lenders Party thereto and General Electric Capital Corporation, dated December 13, 1999.***

10.18 Amended, Restated and Consolidated Promissory Note, made by 1290 Partners, L.P. in favor of General Electric Capital Corporation, dated December 13, 1999.***

10.19         Amended,   Restated   and   Consolidated   Mortgage  and  Security
              Agreement, between 1290 Partners, L.P. and General Electric Capital Corporation, dated December 13, 1999.***

10.20         Indemnification  and Pledge Agreement between 1290 Partners,  L.P.
              and Apollo Real Estate Investment Fund, L.P., dated December 13, 1999.***

10.21         Management and Leasing Agreement  between 237 Park Partners,  L.P.
              and Tishman Speyer Properties, L.P. *

10.22 Management and Leasing Agreement between 1290 Partners, L.P. and Tishman Speyer Properties, L.P. *

10.23         Asset Management  Agreement between  Metropolis Realty Trust, Inc.
              and 970 Management, L.L.C., dated as of October 10, 1996. *

10.24 Interest Purchase Agreement between Metropolis Realty Trust, Inc., 237 GP Corp., 237 Park Investors, L.L.C. and Escrow Agent, dated as of September 23, 1999. **

10.25 Restructuring Agreement between Metropolis Realty Trust, Inc., 237 GP Corp., JMB/NYC Office Building Associates, L.P., certain other holders of indirect interests in 237 Park Avenue and certain affiliates of 237 Park Investors, L.L.C., dated as of October 28, 1999. **

(b)           Reports on Form 8-K incorporated by reference.
              None.

(c)           Exhibits.
              Refer to paragraph (a)(3) under this Item 14.

(d)           Not applicable.


---------------------
*             Incorporated  by  reference  to  the   registrant's   Registration
              Statement on Form 10 (File No. 0-21849) and any amendments thereto.

**            Incorporated   by   reference  to  the   registrant's   definitive
              Information Statement on Schedule 14C filed with the Securities and Exchange Commission on October 29, 1999.

*** Incorporated by reference to the Registrant's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   METROPOLIS REALTY TRUST, INC.



                                           By:    /s/ Lee S. Neibart
                                                  ------------------------------
                                           Name:  Lee S. Neibart
                                           Title: President and Director



                                           By:    /s/ Stuart Koenig
                                                  ------------------------------
                                           Name:  Stuart Koenig
                                           Title: Principal Financial Officer



Date:  April 2, 2001

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                           Title                          Date
---------                           -----                          ----
 /s/  Lee S. Neibart                President and Director         April 2, 2001
---------------------------
Lee S. Neibart

/s/  William L. Mack                Chairman of the Board          April 2, 2001
---------------------------         and Director
William L. Mack

/s/  John R. S. Jacobsson           Vice President, Secretary      April 2, 2001
---------------------------         and Director
John R. S. Jacobsson

/s/  John R. Klopp                  Vice President and Director    April 2, 2001
---------------------------
John R. Klopp

/s/ Bruce H. Spector                Director                       April 2, 2001
---------------------------
Bruce H. Spector

/s/  Russel S. Bernard              Director                       April 2, 2001
---------------------------
Russel S. Bernard

/s/  Ralph F. Rosenberg             Director                       April 2, 2001
---------------------------
Ralph F. Rosenberg

/s/  David A. Strumwasser           Director                       April 2, 2001
---------------------------
David A. Strumwasser

/s/  David Roberts                  Director                       April 2, 2001
---------------------------
David Roberts