Form 10-Q
period 2001-03-31
METROPOLIS REALTY TRUST INC
filed 2001-05-15
CIK 1028198

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark One)

[X]      QUARTERLY  REPORT PURSUANT  TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001
                         ---------------------

                                       OR

[  ]     TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to
                               -------------------------   --------------------

Commission file number 0-21849

                          METROPOLIS REALTY TRUST, INC.
                       _________________________________

             (Exact name of registrant as specified in its charter)

              MARYLAND                                         13-3910684
        _____________________                              __________________
(State or other jurisdiction of incorporation                (IRS Employer
           or organization)                                Identification No.)

                             c/o Capital Trust, Inc.
                                 410 Park Avenue
                                   14th Floor
                            New York, New York 10022
                          ____________________________

                    (Address of principal executive offices)
                                   (Zip Code)
                          ____________________________

                                 (212) 655-0220
                          ____________________________
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]           No [_]

As of April 30, 2001, there were 13,001,246 shares of the registrant's Common Stock issued and outstanding, of which 8,065,186 shares were shares of Class A Common Stock and 4,936,060 shares were shares of Class B Common Stock. Of the Company's 13,001,246 shares of Common Stock issued and outstanding, approximately 9,447,565 shares are held by affiliates of the Company and approximately 3,553,681 of the Company's shares are held by non-affiliates of the Company.

The Company's Common Stock is not listed on any exchange; the Company does not intend to list the Company's Common Stock on any exchange in the near term; there is not currently a public market for the Company's Common Stock; and there can be no assurance that an active trading market for the Company's Common Stock will develop or be sustained.

                          METROPOLIS REALTY TRUST, INC.


                                      INDEX
                                      -----


                                                                            PAGE
                                                                            ----
PART I -- FINANCIAL INFORMATION
-------------------------------

ITEM 1.  Financial Statements..............................................1

     The accompanying unaudited, interim financial statements have been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation have been included.

          Consolidated Balance Sheets as of March 31, 2001 (unaudited)
          and December 31, 2000 (audited)................................. 1

          Consolidated Statements of Income for the quarters ended
          March 31, 2001 and 2000 (unaudited) .............................2

          Consolidated Statements of Cash Flows for the quarters ended
          March 31, 2001 and 2000 (unaudited)..............................3

          Notes to Consolidated Financial Statements (unaudited)...........4

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.............................................7

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk.........9

PART II--OTHER INFORMATION.................................................9
--------------------------

ITEM 1.  Legal Proceedings.................................................9

ITEM 2.  Changes in Securities.............................................9

ITEM 3.  Defaults Upon Senior Securities...................................9

ITEM 4.  Submission of Matters to a Vote of Security Holders...............9

ITEM 5.  Other Information.................................................9

ITEM 6.  Exhibits and Reports on Form 8-K..................................9

SIGNATURES        .......................................................S-1
----------

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

METROPOLIS REALTY TRUST, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
                                                                       March 31, 2001            December 31, 2000
                                                                        (Unaudited)                  (Audited)
                                                                       --------------            -----------------
ASSETS
Rental property - net of accumulated  depreciation of $40,302 and         $366,206                     $368,152
    $37,601, respectively
Cash and cash equivalents                                                   16,199                       15,066
Escrow deposits and restricted cash                                         10,889                        5,669
Tenants' security deposits                                                     228                          228
Due from  tenants - net of  allowance  for  doubtful  accounts of              948                        1,662
    $2,745 and $2,745, respectively
Deferred  financing  costs - net of  amortization  of $5,598  and            7,334                        8,401
    $4,515, respectively
Note receivable                                                                285                          289
Deferred rent receivable                                                    48,932                       48,828
Prepaid real estate taxes                                                    4,360                        8,721
Deferred  leasing  costs,  net  of  amortization  of  $2,986  and           16,114                       16,451
    $2,627, respectively
Other assets                                                                   310                          397
                                                                          --------                    ---------
TOTAL ASSETS                                                              $471,805                     $473,864
                                                                          ========                     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Secured notes                                                             $425,000                     $425,000
Accounts payable and accrued expenses                                        7,378                        8,327
Dividends payable                                                            3,250                        -
Tenants' security deposits and unearned revenue                              1,946                        2,251
Derivative investment                                                       13,610                        -
                                                                          --------                      -------

Total Liabilities                                                         $451,184                     $435,578
                                                                          --------                     --------
Subordinated Minority Interest                                                -                          14,409
                                                                          --------                     --------
Stockholders' Equity
Preferred Stock - $10 par value,  10,000,000  shares  authorized, none issued or outstanding
Common Stock - $10 par value, 50,000,000 shares authorized
    (Class A - 8,065,186 shares outstanding;
    Class B - 4,936,060 shares outstanding)                                130,012                      130,012
Paid-in-capital                                                            175,847                      175,847
Deficit                                                                   (285,238)                    (281,982)
                                                                         ----------                   ----------
Total Stockholders' Equity                                                  20,621                       23,877
                                                                        ----------                   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $471,805                     $473,864
                                                                          ========                     ========
See notes to consolidated financial statements.
                                                      1

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except share amounts)

--------------------------------------------------------------------------------------------------------------


                                                                                Quarters Ended March 31,
                                                                            2001                          2000
                                                                            ----                          ----
REVENUES:
Base rental income                                                         $21,182                      $21,127
Operating escalation income                                                    913                          508
Miscellaneous income                                                           692                          240
                                                                          --------                     --------
Total revenues                                                              22,787                       21,875
                                                                          --------                     --------

OPERATING EXPENSES:
Real estate taxes                                                            4,363                        4,332
Operating and maintenance                                                    1,175                        1,042
Utilities                                                                    2,384                        1,495
Payroll                                                                        848                          716
Management fees                                                                470                          440
Professional fees                                                              109                          176
General and administrative                                                      55                          143
Depreciation and amortization                                                3,060                        2,861
                                                                           -------                      -------
Total operating expenses                                                    12,464                       11,205
                                                                           -------                      -------

OTHER ITEMS:
Interest income                                                                326                          237
Interest expense                                                           (10,054)                     (10,432)
Gain on repurchase of minority interest                                     13,009                            0
                                                                           -------                      -------
Total other items                                                            3,281                      (10,195)
                                                                           -------                      --------

NET INCOME                                                                  13,604                          475

OTHER COMPREHENSIVE LOSS:
Other comprehensive loss                                                   (13,610)                        -
                                                                           --------                     -------

COMPREHENSIVE (LOSS) INCOME                                                $    (6)                     $   475
                                                                           ========                     =======

NET INCOME PER COMMON SHARE:

Net Income                                                                $   1.05                     $  0.04
                                                                          ========                     =======
Weighted Average Common Shares Outstanding                              13,001,246                   12,997,646
                                                                        ==========                   ==========

NET INCOME PER COMMON SHARE (assuming dilution):

Net Income                                                                $   1.05                     $   0.04
                                                                          ========                     ========
Weighted Average Common Shares Outstanding (including 3,000            $13,004,246                  $13,000,646
                                                                       ===========                  ===========
    shares of Common Stock issuable upon the exercise of
    outstanding options as of March 31, 2001 and 2000)


See notes to consolidated financial statements.
                                                       2

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

-------------------------------------------------------------------------------------------------------------

                                                                                    Quarters Ended March 31,
                                                                                     2001                2000
                                                                                     ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $13,604                $475
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                                                        4,144               3,938
Change in:
   Increase in escrow deposits and restricted cash                                  (5,220)             (4,016)
   Decrease/(Increase) in due from tenants                                             714                 (75)
   Decrease in prepaid expenses and other assets                                     4,448               4,713
   Increase in deferred rent receivable                                               (104)               (607)
   (Decrease)/Increase in accounts payable and accrued expenses                       (949)              1,710
   (Decrease)/Increase in unearned revenue                                            (305)                853
   Gain on repurchase of minority interest                                         (13,009)                -
                                                                                   --------              -----
       Net cash provided by operating activities                                     3,323               6,991
                                                                                   --------              -----

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to building and equipment                                                   (756)               (942)
Additions to leasing costs                                                             (22)               (568)
Collections on notes receivable                                                          4                 -
                                                                                  ---------             -------
       Net cash used in investing activities                                          (774)             (1,510)
                                                                                  ---------             -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Other                                                                                  (16)                (94)
Repurchase of minority interest                                                     (1,400)                 -
                                                                                   --------             -------
       Net cash used in financing activities                                        (1,416)                (94)
                                                                                   --------             -------

INCREASE IN CASH AND CASH EQUIVALENTS                                                1,133               5,387

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      15,066               9,113
                                                                                   -------             -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $16,199             $14,500
                                                                                   =======             =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid during period                                                   $  9,038            $  6,031
                                                                                  ========            ========
    Dividends declared                                                            $  3,250            $  1,950
                                                                                  ========            ========


See notes to consolidated financial statements.
                                                       3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except share information)

--------------------------------------------------------------------------------


1.        BACKGROUND,   BASIS  OF   PRESENTATION   AND  SUMMARY  OF  SIGNIFICANT
          ACCOUNTING POLICIES

          Organization - Metropolis Realty Trust, Inc., a Maryland corporation ("Metropolis" or the "Company"), was formed on May 13, 1996 to facilitate the consummation of the Second Amended Joint Plan of Reorganization of 237 Park Avenue Associates, L.L.C. ("237 LLC") and 1290 Associates, L.L.C. ("1290 LLC," and together with 237 LLC, the "Predecessors"), dated September 20, 1996 (the "Plan"). Pursuant to the Plan, on October 10, 1996, the date operations commenced ("Effective Date"), the Company acquired the interests of 237 LLC and 1290 LLC in the properties located at 237 Park Avenue (the "237 Property") and 1290 Avenue of the Americas (the "1290 Property," and together with the 237 Property, the "Properties").

          On November 22, 1999, the Company sold all of its interests in the 237 Property. Following such sale, the Company owned a 94.05% partnership interest, as limited partner, in 1290 Partners, L.P., a Delaware limited partnership (the "1290 Property Owning Partnership"). The 1290 Property Owning Partnership owns the 1290 Property. A wholly-owned subsidiary of the Company ("1290 GP Corp.") owns a 1% interest, as general partner, in the 1290 Property Owning Partnership. The remaining 4.95% interest in the 1290 Property Owning Partnership was owned by 237/1290 Upper Tier Associates, L.P., a Delaware limited partnership (the "Upper Tier LP"). On March 23, 2001, the Company acquired the limited partnership interest held by the Upper Tier LP for $1,400 in accordance with the Agreement of Limited Partnership of the 1290 Property Owning Partnership. Upon consummation of such transaction, as of March 31, 2001, the Company owns a 99% partnership interest, as limited partner, in the 1290 Property Owning Partnership.

          Basis of Presentation - The consolidated balance sheets include Metropolis and each of the entities through which Metropolis indirectly owns the 1290 Property. The presentation of the consolidated balance sheets requires estimates and assumptions that affect the reported amounts of assets and liabilities at the balance sheet date. Actual results could differ from those estimates.

          Rental Property - Rental property is carried at cost, net of accumulated depreciation and amortization, and includes land, building, tenant improvements and building improvements. Land is carried at $63,500 and $63,470 as of March 31, 2001 and 2000,
          respectively. Building, tenant improvements and building improvements are carried at $343,008 and $339,070 as of March 31, 2001 and 2000,
          respectively. If a property is determined to be impaired, it must be written down to its estimated fair value. Fair value is defined as the amount for which the asset could be bought or sold in a current transaction, that is, other than a forced or liquidation sale. No impairment of the 1290 Property exists as of March 31, 2001 and 2000.

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

          Escrow Deposits and Restricted Cash - Escrow deposits and restricted cash as of March 31, 2001 includes reserves for tenant improvements, leasing commissions, insurance, real estate taxes and real estate tax refunds. Escrow deposits and restricted cash as of March 31, 2000 includes reserves for tenant improvements, leasing commissions, insurance and real estate taxes.

          Recent Pronouncement - Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated as hedging relationships or not, will be required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash-flow hedge, the effective portion of changes in the fair value of the derivative will be recorded in other comprehensive (loss) income and will be recognized in the income statement when the hedged item affects earnings. The ineffective portion of changes in the fair value of the derivative designated as a cash flow hedge will be recognized in the income statement. SFAS 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

          On January 1, 2001, the Company recorded approximately $6,900 in other comprehensive (loss) income as a cumulative transition adjustment.

          Use of Estimates - The presentation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2001 and 2000 and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

          Fair Value of Financial Instruments - The carrying amount of cash and cash equivalents, escrow deposits and restricted cash, tenants' security deposits, accounts receivable and accounts payable are a reasonable estimate of their fair value due to their short-term nature. Management believes the fair market value of the secured notes approximates the carrying value at March 31, 2001 and 2000. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2001 and 2000.

          Income Taxes - The Company qualifies as a REIT under the Internal Revenue Code, as amended, and will generally not be taxed at the corporate level on income it currently distributes to its stockholders so long as it, among other things, distributes at least 95% of its REIT taxable income.

2.        SECURED NOTES

          Secured notes consist of a $425,000 mortgage loan (the "1290 Mortgage Loan") secured by the 1290 Property. Interest on the 1290 Mortgage Loan is based on LIBOR plus 2% and requires interest only payments through maturity on January 2, 2003. The 1290 Property Owning Partnership has a one time right (subject to achieving certain conditions, including a debt service coverage ratio, loan to value ratio and the payment of a 25 basis point extension fee) at its option to extend the maturity for a period of twelve months. The 1290 Mortgage Loan may be repaid in whole after December 31, 2000, without penalty. The costs associated with securing the 1290 Mortgage Loan of approximately $12,932 are included in deferred financing costs and are amortized over the term of the 1290 Mortgage Loan as a component of interest expense.

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

          The 1290 Swap Agreement has been designated as a cash flow hedge. As such, the effective portion of changes in the fair value of the 1290 Swap Agreement during the quarter ended March 31, 2001 has been reflected as other comprehensive loss in the accompanying statement of income. The difference between accrued interest expense calculated at the effective rate under the 1290 Swap Agreement and accrued interest expense calculated at the interest rate under the 1290 Mortgage Loan reduces the amount of other comprehensive loss.

          The maturity date of the 1290 Mortgage Loan and the termination date of the 1290 Swap Agreement are identical. The estimate of the cost to unwind the 1290 Swap Agreement is approximately $14,056 at March 31, 2001. The Company has no intention of unwinding the 1290 Swap Agreement.

3.        SUBORDINATED MINORITY INTEREST

          The Subordinated Minority Interest represented the 99% limited partnership interest of JMB/NYC Office Building Associates, L.P. ("JMB/NYC") in the Upper Tier LP which owned a subordinated 4.95% limited partnership interest in the 1290 Property Owning Partnership (the "Subordinated Minority Interest"). On March 23, 2001, the Company exercised its right to repurchase the Subordinated Minority Interest that was owned by the Upper Tier LP in accordance with the Agreement of Limited Partnership of the 1290 Property Owning Partnership. The exercise of such repurchase right resulted in a payment of $1,400 by the Company to the Upper Tier LP and a gain to the Company of $13,009.

4.        STOCKHOLDERS' EQUITY

          The Company has the authority to issue 50,000,000 shares of common stock, par value $10 per share (the "Common Stock"), and 10,000,000 shares of Preferred Stock, par value $10 per share. As of March 31, 2001, there were 13,001,246 shares of the Company's Common Stock issued and outstanding, 8,065,186 of which represent shares of Class A Common Stock and 4,936,060 of which represent shares of Class B Common Stock. The Class A Common Stock and the Class B Common Stock have identical rights and privileges, and are treated as a single class, with respect to all matters (other than certain voting rights)
          including, without limitation, the payment of dividends and distributions upon liquidation.

5.        STOCK PLAN AND REGISTRATION RIGHTS

          The Board of Directors of the Company adopted a Directors' Stock Plan effective October 10, 1996 (the "Effective Date"), and amended the Stock Plan on December 13, 1999. The purpose of the Stock Plan is to attract and retain qualified persons as Directors. Pursuant to the Stock Plan, the Board of Directors of the Company has the authority to issue to members of the Company's Board of Directors Common Stock and options to purchase, in the aggregate, 100,000 shares of Class A Common Stock. On the Effective Date, the initial members of the Company's Board of Directors were granted options entitling each Director to purchase an aggregate of 3,000 shares of Common Stock, all of which were exercised on December 23, 1999.

          As of March 31, 2001, there were outstanding options to acquire an aggregate of 3,000 shares of Common Stock at an exercise price of $12.50 per share.

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

6.        RELATED PARTY TRANSACTIONS

          Asset Management - The Company has entered into an Asset Management Agreement with a company ("Asset Manager") that is directly affiliated with two of Metropolis' stockholders. One of these stockholders is also a Director and Officer of the Company. The Asset Manager provides asset advisory, consultation and management services for the Company. Fees for such services are payable in arrears at a rate of $25 per month. The Asset Management Agreement also provides for reimbursement of costs and expenses for contractors and professional fees, as incurred. Asset management fees incurred for each of the quarters ended March 31, 2001 and 2000 aggregated approximately $75.

          Property Management - The Company has entered into a Management and Leasing Agreement with a company ("Property Manager/Leasing Agent") that is an affiliate of a stockholder. The Property Manager/Leasing Agent manages and operates the 1290 Property and provides all supervisory, management and leasing services. The Management and Leasing Agreement provides for a fee of 1.5% of Gross Revenues, payable monthly, and reimbursement for overhead and all reasonable out-of-pocket-expenses incurred. The Management and Leasing Agreement also provides for leasing commissions to be calculated on a sliding scale percentage basis of a lease's base rent. Fees incurred under the Management and Leasing Agreement for the quarters ended March 31, 2001 and 2000 aggregated approximately $352 and $854, respectively.

          An affiliate of the Property Manager/Leasing Agent provided cleaning services for the 1290 Property through February 2001. Fees paid for cleaning services for the quarters ended March 31, 2001 and 2000 totaled $405 and $799, respectively.

          REIT Management - The Company has entered into a REIT Management Agreement with the Property Manager/Leasing Agent ("REIT Manager"). The REIT Manager performs certain accounting, administrative and monitoring services. The REIT Management Agreement provides for compensation to the REIT Manager of a monthly fee and reimbursement of documented out-of-pocket expenses. Fees incurred under the REIT Management Agreement for each of the quarters ended March 31, 2001 and 2000 aggregated approximately $31.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (In thousands, except share information)

          General

          The discussion below relates primarily to the financial condition and results of operations of Metropolis Realty Trust, Inc. (the "Company") for the first quarter of 2001. Stockholders are encouraged to review the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2000 contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for a more complete understanding of the Company's financial condition and results of operations.

          Overview

          The Company was formed on May 13, 1996 and commenced operations on October 10, 1996. The Company is a Maryland corporation that qualifies as a REIT for tax purposes. The Company's principal business objective is to operate the 1290 Property in a manner that will maximize the 1290 Property's revenues and value and in turn maximize funds from operations and stockholder value.

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

          The 1290 Property Owning Partnership has retained Tishman Speyer Properties, L.P. to serve as the property manager and leasing agent, which is responsible for managing the daily operations of the 1290 Property, and Capital Trust, Inc. to serve as the asset manager. The Company has also entered into a REIT Management Agreement with Tishman Speyer Properties, L.P. to perform certain accounting, administrative and REIT compliance monitoring services.

          As of March 31, 2001, 13,001,246 shares of common stock were issued and outstanding. The Common Stock of the Company is not listed on any exchange, and the Company does not intend to list the Common Stock on any exchange in the near term.

          The assets and results of operations of the 1290 Property are reported in the consolidated financial statements of the Company using the consolidation method of accounting.

          Results of Operations

          Quarters Ended March 31, 2001 and 2000
          --------------------------------------

          Base rental income increased by approximately $55 for the quarter ended March 31, 2001 as compared to the same period in the prior year.

          Operating expenses for the quarter ended March 31, 2001 were $12,464, an increase of 11.2% from the quarter ended March 31, 2000. This increase was primarily attributable to an increase in depreciation and amortization related to additions to building and tenant improvements in 2000 and 2001, and an increase in utility expense. Operating expenses as a percentage of base rental income and escalation income increased to 56.4% for the quarter ended March 31, 2001 from 51.8% for the quarter ended March 31, 2000.

          On March 23, 2001, the Company exercised its right to repurchase the Subordinated Minority Interest that was owned by the Upper Tier LP in accordance with the Agreement of Limited Partnership of the 1290 Property Owning Partnership. The exercise of such repurchase right resulted in a payment of $1,400 by the Company to the Upper Tier LP and a gain to the Company of $13,009.

          Liquidity and Capital Resources

          During the quarter ended March 31, 2001, cash flow from operations totaled $3,323. The Company used this cash flow from operations to repurchase the Subordinated Minority Interest for approximately $1,400, and to fund building and tenant improvements of approximately $756 and leasing costs of approximately $22.

          At March 31, 2001, the Company had unrestricted cash on hand of approximately $16,199 of which $3,250 was used to pay a dividend on April 13, 2001 to holders of record of the Company's Common Stock on March 31, 2001.

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

      The 1290 Swap Agreement has been designated as a cash flow hedge. As such, the effective portion of changes in the fair value of the 1290 Swap Agreement during the quarter ended March 31, 2001 has been reflected as other comprehensive loss in the accompanying statement of income. The difference between accrued interest expense calculated at the effective rate under the 1290 Swap Agreement and accrued interest expense calculated at the interest rate under the 1290 Mortgage Loan reduces the amount of other comprehensive loss.

      The maturity date of the 1290 Mortgage Loan and the termination date of the 1290 Swap Agreement are identical. The estimate of the cost to unwind the 1290 Swap Agreement is approximately $14,056 at March 31, 2001. The Company has no intention of unwinding the 1290 Swap Agreement.


                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company, against or involving the Company, the 1290 Property Owning Partnership or the 1290 Property.

Item 2.   Changes in Securities

          None.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters To a Vote of Security Holders

          No matters have been submitted to a vote of the Company's security holders since November 20, 2000.

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

                                    METROPOLIS REALTY TRUST, INC.


                                   By:/S/ LEE S. NEIBART
                                      ----------------------------------
                                      Name:  Lee S. Neibart
                                      Title: President


                                    By:/S/ STUART KOENIG
                                       ----------------------------------
                                       Name:  Stuart Koenig
                                       Title: Vice President and Treasurer


Dated: May 15, 2001