Form 10-Q
period 2001-06-30
METROPOLIS REALTY TRUST INC
filed 2001-08-14
CIK 1028198

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                          ___________________________

                                       OR

[_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

                          ___________________________

Commission file number 0-21849

                          METROPOLIS REALTY TRUST, INC.

                          ___________________________

             (Exact name of registrant as specified in its charter)

                MARYLAND                                13-3910684
       __________________________                ___________________________
(State or other jurisdiction of incorporation         (IRS Employer
             or organization)                       Identification No.)

                             c/o Capital Trust, Inc.
                                 410 Park Avenue
                                   14th Floor
                            New York, New York 10022
                          ___________________________

                    (Address of principal executive offices)
                                   (Zip Code)

                                 (212) 655-0220
                          ___________________________
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]           No [_]

As of July 31, 2001, there were 13,001,346 shares of the registrant's Common Stock issued and outstanding, of which 8,065,286 shares were shares of Class A Common Stock and 4,936,060 shares were shares of Class B Common Stock. Of the Company's 13,001,346 shares of Common Stock issued and outstanding, approximately 9,447,565 shares are held by affiliates of the Company and approximately 3,553,781 of the Company's shares are held by non-affiliates of the Company.

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

ITEM 1.  Financial Statements.................................................1

       The accompanying unaudited, interim financial statements have been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation have been included.

          Consolidated Balance Sheets as of June 30, 2001 (unaudited) and
          December 31, 2000 (audited).........................................1

          Consolidated  Statements of Income and Comprehensive  Income
          for the  Quarters and the Six Months Ended June 30, 2001 and
          2000 (unaudited)....................................................2

          Consolidated  Statements  of Cash Flows for the Quarters and
          the   Six   Months    Ended   June   30,   2001   and   2000
          (unaudited).........................................................3

          Notes     to     Consolidated      Financial      Statements
          (unaudited).........................................................4

ITEM 2.   Management's  Discussion and Analysis of Financial Condition
          and Results of Operations...........................................7

ITEM 3.   Quantitative   and  Qualitative   Disclosure   About  Market
          Risk................................................................9

PART II--OTHER INFORMATION....................................................9
--------------------------

ITEM 1.   Legal Proceedings...................................................9

ITEM 2.   Changes in Securities...............................................9

ITEM 3.   Defaults Upon Senior Securities.....................................9

ITEM 4.   Submission of Matters to a Vote of Security Holders.................9

ITEM 5.   Other Information...................................................9

ITEM 6.   Exhibits and Reports on Form 8-K...................................10

SIGNATURES..................................................................S-1
----------

                     PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

METROPOLIS REALTY TRUST, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)



                                                                       June 30, 2001             December 31, 2000
                                                                        (Unaudited)                  (Audited)

ASSETS
Rental property - net of accumulated depreciation of $42,969 and
    $37,601, respectively                                                 $363,655                     $368,152
Cash and cash equivalents                                                   17,960                       15,066
Escrow deposits and restricted cash                                          6,126                        5,669
Tenants' security deposits                                                     203                          228
Due from tenants - net of allowance for doubtful accounts of $0
    and $2,745, respectively                                                    -                         1,662
Deferred financing costs - net of amortization of $6,675 and
    $4,515, respectively                                                     6,257                        8,401
Note receivable                                                                282                          289
Deferred rent receivable                                                    49,855                       48,828
Prepaid real estate taxes                                                    9,090                        8,721
Deferred leasing costs, net of amortization of $3,357 and
    $2,627, respectively                                                    17,577                       16,451
Other assets                                                                   206                          397
                                                                          --------                     --------
TOTAL ASSETS                                                              $471,211                     $473,864
                                                                          ========                     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Secured notes                                                             $425,000                     $425,000
Accounts payable and accrued expenses                                        8,124                        8,327
Due to tenants                                                               1,580                           -
Dividends payable                                                            3,250                           -
Tenants' security deposits and unearned revenue                              1,932                        2,251
Derivative investment                                                       13,466                           -
                                                                          --------                     --------
Total Liabilities                                                          453,352                      435,578
                                                                          --------                     --------
Subordinated Minority Interest                                                  -                        14,409
                                                                          --------                     --------
Stockholders' Equity
Preferred Stock - $10 par value, 10,000,000 shares authorized, none issued or outstanding
Common Stock - $10 par value, 50,000,000 shares authorized (Class A - 8,065,286 shares outstanding;
    Class B - 4,936,060 shares outstanding)                                130,013                      130,012
Paid-in-capital                                                            175,847                      175,847
Deficit                                                                   (288,001)                    (281,982)
                                                                          --------                     --------
Total Stockholders' Equity                                                  17,859                       23,877
                                                                          --------                     --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $471,211                     $473,864
                                                                          ========                     ========
See notes to consolidated financial statements.





                                                         1



CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(In thousands, except share amounts)

-------------------------------------------------------------------------------------------------------------------


                                                       Quarter Ended June 30,             Six Months Ended June 30,
                                                       ----------------------             -------------------------
                                                         2001           2000                 2001            2000
                                                         ----           ----                 ----            ----

REVENUES:
Base rental income                                   $  22,216    $   21,540          $    43,398    $    42,667
Operating escalation income                              1,108         1,019                2,021          1,527
Miscellaneous income                                       394         1,218                1,086          1,458
                                                     ---------    ----------              -------        -------
Total revenues                                          23,718        23,777               46,505         45,652
                                                     ---------    ----------              -------        -------

OPERATING EXPENSES:
Real estate taxes                                        4,363         4,332                8,726          8,663
Operating and maintenance                                1,139         1,443                2,314          2,586
Utilities                                                1,995         1,667                4,379          3,162
Payroll                                                    790           800                1,638          1,516
Management fees                                            435           418                  905            857
Professional fees                                          103           368                  212            545
General and administrative                                  95           105                  150            148
Bad debt expense                                         1,269             -                1,269            -
Depreciation and amortization                            3,143         2,907                6,203          5,769
                                                     ---------    ----------              -------        -------
Total operating expenses                                13,332        12,040               25,796         23,246
                                                     ---------    ----------              -------        -------

OTHER ITEMS:
Interest income                                            300           312                  626            550
Interest expense                                       (10,342)       (9,932)             (20,396)       (20,364)
Gain on repurchase of minority interest                                                    13,009              -
                                                                                          -------        -------

Total other items                                      (10,042)       (9,620)              (6,761)       (19,814)
                                                     ---------    ----------              -------       --------

NET INCOME                                                 344         2,117               13,948          2,592

OTHER COMPREHENSIVE INCOME (LOSS):
Other comprehensive income (loss)                          144            -              (13,466)             -
                                                     ---------    ----------              ------        -------

COMPREHENSIVE INCOME                                 $   488      $    2,117          $      482     $    2,592
                                                     =========    ==========              ======        =======

NET INCOME PER COMMON SHARE (basic):

Net Income                                          $      .03    $      .16          $     1.07     $      .20
                                                    ==========    ==========          ==========      =========
Weighted Average Common Shares Outstanding          13,001,346    12,997,646          13,001,296     12,997,646
                                                    ==========    ==========          ==========     ==========

NET INCOME PER COMMON SHARE (assuming dilution):

Net Income                                         $      .03    $      .16           $     1.07     $      .20
                                                    ==========    ==========          ==========     ==========
Weighted Average Common Shares Outstanding
(including 3,000 shares of Common Stock
issuable upon the exercise of outstanding options
as of June 30, 2001 and 2000, respectively)         13,004,346   13,000,646           13,004,296     13,000,646
                                                    ==========   ==========           ==========     ==========


                                                         2

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

-----------------------------------------------------------------------------------------------------------------------------------


                                                                                   Six Months Ended June 30,
                                                                                  2001                   2000
                                                                                  ----                   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $13,948                  $2,592
Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                                                 8,364                   7,921
    Gain on repurchase of minority interest                                     (13,009)                      -
    Change in:
       Increase in escrow deposits and restricted cash                             (432)                   (656)
       Decrease/(Increase) in due from tenants                                    3,242                    (555)
       Increase in prepaid expenses and other assets                               (179)                   (116)
       Increase in deferred rent receivable                                      (1,027)                 (1,904)
       (Decrease)/Increase in accounts payable and accrued expenses                (500)                    494
       (Decrease)/Increase in unearned revenue                                     (295)                    561
                                                                               --------                 -------
       Net cash provided by operating activities                                 10,112                   8,337
                                                                               --------                 -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to building and equipment                                                (977)                 (2,327)
Additions to leasing costs                                                       (1,583)                   (699)
Collections on notes receivable                                                       7                       2
                                                                               --------                 -------
       Net cash used in investing activities                                     (2,553)                 (3,024)
                                                                               ---------                -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of minority interest                                                  (1,400)                      -
Dividends paid                                                                   (3,250)                 (1,950)
Other                                                                               (15)                    (94)
                                                                               --------                 -------
       Net cash used in financing activities                                     (4,665)                 (2,044)
                                                                               --------                 -------

INCREASE IN CASH AND CASH EQUIVALENTS                                             2,894                   3,269

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   15,066                   9,113
                                                                               --------                 -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $17,960                 $12,382
                                                                                =======                 =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid during period                                                 $18,276                 $15,299
                                                                               ========                 =======
    Dividends declared                                                         $  6,500                $  3,900
                                                                               ========                 =======


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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(In thousands, except share information)

-------------------------------------------------------------------------------


1.        BACKGROUND,   BASIS  OF   PRESENTATION   AND  SUMMARY  OF  SIGNIFICANT
          ACCOUNTING POLICIES

          Organization - Metropolis Realty Trust, Inc., a Maryland corporation ("Metropolis" or the "Company"), was formed on May 13, 1996 to facilitate the consummation of the Second Amended Joint Plan of Reorganization of 237 Park Avenue Associates, L.L.C. ("237 LLC") and 1290 Associates, L.L.C. ("1290 LLC," and together with 237 LLC, the "Predecessors"), dated September 20, 1996 (the "Plan"). Pursuant to the Plan, on October 10, 1996, the date operations commenced ("Effective Date"), the Company acquired the interests of 237 LLC and 1290 LLC in the properties located at 237 Park Avenue (the "237 Property") and 1290 Avenue of the Americas (the "1290 Property").

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

          Rental Property - Rental property is carried at cost, net of accumulated depreciation and amortization, and includes land, building, tenant improvements and building improvements. Land is carried at $63,500 as of June 30, 2001 and December 31, 2000. Building, tenant improvements and building improvements are carried at $343,123 and $342,253 as of June 30, 2001 and December 31, 2000,
          respectively. If a property is determined to be impaired, it must be written down to its estimated fair value. Fair value is defined as the amount for which the asset could be bought or sold in a current transaction, that is, other than a forced or liquidation sale. No impairment of the 1290 Property exists as of June 30, 2001.

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

          Escrow Deposits and Restricted Cash - Escrow deposits and restricted cash as of June 30, 2001 and December 31, 2000 includes reserves for tenant improvements, leasing commissions, insurance, real estate taxes and real estate tax refunds.

          Recent Pronouncement - Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, was implemented by the Company on January 1, 2001. SFAS 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated as hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated as a cash-flow hedge, the effective portion of changes in the fair value of the derivative is recorded in other comprehensive (loss) income and will be recognized in the income statement when the hedged item affects earnings. The ineffective portion of changes in the fair value of the derivative designated as a cash flow hedge is recognized in the income statement. SFAS 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recognized in earnings.

          On January 1, 2001, the Company recorded approximately $6,900 in other comprehensive (loss) income as a cumulative transition adjustment, to record its interest rate swap agreement (see Note 2) at its estimated fair value as of that date.

          Use of Estimates - The presentation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2001 and December 31, 2000 and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

          Fair Value of Financial Instruments - The carrying amount of cash and cash equivalents, escrow deposits and restricted cash, tenants' security deposits, accounts receivable and accounts payable are a reasonable estimate of their fair value due to their short-term nature. Management believes the fair market value of the secured notes approximates the carrying value at June 30, 2001 and December 31, 2000. The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2001 and December 31, 2000.

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

          The 1290 Swap Agreement has been designated as a cash flow hedge and was deemed to be 100% effective during 2001. As such, changes in the fair value of the 1290 Swap Agreement during the three months and six months ended June 30, 2001 have been reflected as other comprehensive loss in the accompanying statement of income and comprehensive income. The difference between accrued interest expense calculated at the effective rate under the 1290 Swap Agreement and accrued interest expense calculated at the interest rate under the 1290 Mortgage Loan reduces the amount of other comprehensive loss.

          The maturity date of the 1290 Mortgage Loan and the termination date of the 1290 Swap Agreement are identical. The estimate of the cost to unwind the 1290 Swap Agreement is approximately $14,330 at June 30, 2001. The Company has no intention of unwinding the 1290 Swap Agreement.

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

4.        STOCKHOLDERS' EQUITY

          The Company has the authority to issue 50,000,000 shares of common stock, par value $10 per share (the "Common Stock"), and 10,000,000 shares of Preferred Stock, par value $10 per share. As of June 30, 2001, there were 13,001,346 shares of the Company's Common Stock issued and outstanding, 8,065,286 of which represent shares of Class A Common Stock and 4,936,060 of which represent shares of Class B Common Stock. The Class A Common Stock and the Class B Common Stock have identical rights and privileges, and are treated as a single class, with respect to all matters (other than certain voting rights)
          including, without limitation, the payment of dividends and distributions upon liquidation.

5.        STOCK PLAN AND REGISTRATION RIGHTS

          The Board of Directors of the Company adopted a Directors' Stock Plan (the "Stock Plan") effective on the Effective Date, and amended the Stock Plan on December 13, 1999. The purpose of the Stock Plan is to attract and retain qualified persons as Directors. Pursuant to the Stock Plan, the Board of Directors of the Company has the authority to issue to members of the Company's Board of Directors Common Stock and options to purchase, in the aggregate, 100,000 shares of Class A Common Stock. On the Effective Date, the initial members of the Company's Board of Directors were granted options entitling each Director to purchase an aggregate of 3,000 shares of Common Stock, all of which were exercised on December 23, 1999.

          Pursuant to the Stock Plan, each Director received 400 shares of Common Stock at the annual meetings in 1997, 1998 and 2000 in consideration for services rendered to the Company during such years. The value of such shares was based upon the most recent price at which shares of the Company's Common Stock were traded prior to such grant of shares and is included as an operating expense.

          As of June 30, 2001, there were outstanding options to acquire an aggregate of 3,000 shares of Common Stock at an exercise price of $12.50 per share.

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

6.        RELATED PARTY TRANSACTIONS

          Asset Management - The Company has entered into an Asset Management Agreement with a company ("Asset Manager") that is directly affiliated with two of Metropolis' stockholders. One of these stockholders is also a Director and Officer of the Company. The Asset Manager provides asset advisory, consultation and management services for the Company. Fees for such services are payable in arrears at a rate of $25 per month. The Asset Management Agreement also provides for reimbursement of costs and expenses for contractors and professional fees, as incurred. Asset management fees incurred for each of the three and six months ended June 30, 2001 and 2000 aggregated approximately $75 and $150, respectively.

          Property Management - The Company has entered into a Management and Leasing Agreement with a company ("Property Manager/Leasing Agent") that is an affiliate of a stockholder. The Property Manager/Leasing Agent manages and operates the 1290 Property and provides all supervisory, management and leasing services. The Management and Leasing Agreement provides for a fee of 1.5% of gross revenues, payable monthly, and reimbursement for overhead and all reasonable out-of-pocket-expenses incurred. The Management and Leasing Agreement also provides for leasing commissions to be calculated on a sliding scale percentage basis of a lease's base rent. Fees incurred under the Management and Leasing Agreement for the three and six months ended June 30, 2001 aggregated $368 and $720, respectively. Fees incurred for the three and six months ended June 30, 2000 aggregated $354 and $995, respectively.

          An affiliate of the Property Manager/Leasing Agent provided cleaning services for the 1290 Property through February 2001. Fees paid for cleaning services for the three and six months ended June 30, 2001 totaled $0 and $405, respectively. Fees paid for cleaning services for the three and six months ended June 30, 2000 totaled $799 and $1,599, respectively.

          REIT Management - The Company has entered into a REIT Management Agreement with the Property Manager/Leasing Agent ("REIT Manager"). The REIT Manager performs certain accounting, administrative and monitoring services. The REIT Management Agreement provides for compensation to the REIT Manager of a monthly fee and reimbursement of documented out-of-pocket expenses. Fees incurred under the REIT Management Agreement for each of the three and six months ended June 30, 2001 and 2000 aggregated approximately $31 and $63, respectively.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (In thousands, except share information)

          General

          The discussion below relates primarily to the financial condition and results of operations of Metropolis Realty Trust, Inc. (the "Company") for the second quarter of 2001. Stockholders are encouraged to review the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2000 contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for a more complete understanding of the Company's financial condition and results of operations.

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

          The 1290 Property is a 43-story Class A commercial office building with approximately 2 million rentable square feet of space. The building is centrally located in midtown Manhattan and is connected to the famed "Rockefeller Center" complex via an underground passageway. The 1290 Property serves as the corporate headquarters for The Equitable Life Assurance Society of the United States, and is currently 99% leased. Over the next five years, approximately 17% of the total rentable area of the building is subject to expiring leases.

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

          As of June 30, 2001, 13,001,346 shares of common stock were issued and outstanding. The Common Stock of the Company is not listed on any exchange, and the Company does not intend to list the Common Stock on any exchange in the near term.

          The assets and results of operations of the 1290 Property are reported in the consolidated financial statements of the Company using the consolidation method of accounting.

          Results of Operations

          Quarters Ended June 30, 2001 and 2000
          -------------------------------------

          Base rental income increased by approximately $676 for the quarter ended June 30, 2001 as compared to the same period in the prior year due to the commencement of new leases at higher market rents.

          Miscellaneous income for the quarter ended June 30, 2001 decreased by $824 as compared to the quarter ended June 30, 2000. This decrease of 67.7% is due to a non-recurring tenant termination payment of approximately $1,000 in June 2000, offset by an increase in tenant submetered electric charges of $478 in 2001.

          Operating expenses for the quarter ended June 30, 2001 were $13,332, an increase of 10.7% from the quarter ended June 30, 2000. This increase was primarily attributable to increases in (i) bad debt expense resulting from the write-off of certain tenant receivables acquired from the Company's Predecessors, (ii) depreciation and amortization related to additions to building and tenant improvements in 2000 and 2001 and (iii) utility expense, offset by a decrease in professional fees as 2000 includes amounts incurred related to the sale of the 237 Property. Operating expenses as a percentage of base rental income and escalation income increased to 58.1% for the quarter ended June 30, 2001 from 50.6% for the quarter ended June 30, 2000.

          Six Months Ended June 30, 2001 and 2000
          ---------------------------------------

          Base rental income increased by approximately $731 for the six months ended June 30, 2001 as compared to the same period in the prior year due to the commencement of new leases at higher market rents.

          Miscellaneous income for the six months ended June 30, 2001 decreased by $372 as compared to the six months ended June 30, 2000. This decrease of 25.5% is due to a non-recurring tenant termination payment of approximately $1,000 in June 2000, offset by an increase in tenant submetered electric charges of $682 in 2001.

          Operating expenses for the six months ended June 30, 2001 were $25,796, an increase of 10.9% from the six months ended June 30, 2000. The increase is primarily attributable to increases in (i) bad debt expense resulting from the write-off of certain tenant receivables acquired from the Company's Predecessors, (ii) depreciation and amortization related to additions to building and tenant improvements in 2000 and 2001 and (iii) utility expense, offset by a decrease in professional fees as 2000 includes amounts incurred related to the sale of the 237 Property. Operating expenses as a percentage of base rental income and escalation income increased to 57.8% for the six months ended June 30, 2001 as compared to 52.6% for the six months ended June 30, 2000.

          On March 23, 2001, the Company exercised its right to repurchase the Subordinated Minority Interest that was owned by the Upper Tier LP in accordance with the Agreement of Limited Partnership of the 1290 Property Owning Partnership. The exercise of such repurchase right resulted in a payment of approximately $1,400 by the Company to the Upper Tier LP and a gain to the Company of $13,009.

          Liquidity and Capital Resources

          During the six months ended June 30, 2001, cash flow from operations totaled $10,112. The Company used this cash flow from operations to repurchase the Subordinated Minority Interest for approximately $1,400, to fund building and tenant improvements of approximately $977 and leasing costs of approximately $1,583 and to pay a first quarter dividend of $3,250.

          At June 30, 2001, the Company had unrestricted cash on hand of approximately $17,960 of which $3,250 was used to pay a second quarter dividend on July 16, 2001 to holders of record of the Company's Common Stock on June 30, 2001. The Company believes that its cash flows from operations are adequate to allow it to fund required interest payments, leasing costs, and pay dividends sufficient for it to retain its REIT status.

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

ITEM 3.        Quantitative and Qualitative Disclosures About Market Risk

          The 1290 Property Owning Partnership and Morgan Stanley Derivative Products, Inc. entered into an Interest Rate Exchange Agreement effective December 13, 1999 (the "1290 Swap Agreement"). The 1290 Swap Agreement provides that the 1290 Property Owning Partnership will pay interest at an effective rate of 8.4995% per annum on the notional amount of $425,000. This agreement effectively eliminates the interest rate risk inherent in the Company's floating rate mortgage loan. Management believes that the risk of incurring losses related to the credit risk is remote and that any losses would be immaterial.

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

                             METROPOLIS REALTY TRUST, INC.


                             By:    /s/ John R. Klopp
                                   ------------------------------
                                   Name:  John R. Klopp
                                   Title:    Vice President


                             By:    /s/ Stuart Koenig
                                   ------------------------------
                                   Name:  Stuart Koenig
                                   Title:    Vice President and Treasurer

Dated: August 14, 2001