Form 10-Q
period 2001-09-30
METROPOLIS REALTY TRUST INC
filed 2001-11-14
CIK 1028198

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark One)
[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001

                         ----------------------------------
                                       OR

[ ]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from                        to

                        ---------------------------------
Commission file number 0-21849

                        ---------------------------------

                          METROPOLIS REALTY TRUST, INC.
                      -------------------------------------
             (Exact name of registrant as specified in its charter)

             MARYLAND                                           13-3910684
        ---------------------                               --------------------
(State or other jurisdiction of incorporation                   IRS Employer
             or organization)                                Identification No.)

                             c/o Capital Trust, Inc.
                                 410 Park Avenue
                                   14th Floor
                            New York, New York 10022
                   ------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (212) 655-0220
                       ----------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]           No [_]

As of November 1, 2001, there were 13,001,346 shares of the registrant's Common Stock issued and outstanding, of which 8,065,286 shares were shares of Class A Common Stock and 4,936,060 shares were shares of Class B Common Stock. Of the Company's 13,001,346 shares of Common Stock issued and outstanding, approximately 9,447,565 shares are held by affiliates of the Company and approximately 3,553,781 of the Company's shares are held by non-affiliates of the Company.

The Company's Common Stock is not listed on any exchange; the Company does not intend to list the Company's Common Stock on any exchange in the near term; there is not currently a public market for the Company's Common Stock; and there can be no assurance that an active trading market for the Company's Common Stock will develop or be sustained.

                          METROPOLIS REALTY TRUST, INC.


                                      INDEX

                                                                           PAGE
                                                                           ----

PART I -- FINANCIAL INFORMATION
-------------------------------

ITEM 1.  Financial Statements..................................................1

   The accompanying unaudited, interim financial statements have been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation have been included.

      Consolidated Balance Sheets as of September 30, 2001
      (unaudited) and December 31, 2000 (audited)............................. 1

      Consolidated Statements of Operations and Comprehensive Income
      (Loss) for the Quarters and the Nine Months Ended September 30,
      2001 and 2000 (unaudited) ...............................................2

      Consolidated Statements of Cash Flows for the Nine Months
      Ended September 30, 2001 and 2000 (unaudited)............................3

      Notes to Consolidated Financial Statements (unaudited)...................4

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................................7

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk.............9

PART II--OTHER INFORMATION.....................................................9
--------------------------

ITEM 1.  Legal Proceedings.....................................................9

ITEM 2.  Changes in Securities................................................10

ITEM 3.  Defaults Upon Senior Securities......................................10

ITEM 4.  Submission of Matters to a Vote of Security Holders..................10

ITEM 5.  Other Information....................................................10

ITEM 6.  Exhibits and Reports on Form 8-K.....................................10

SIGNATURES        ...........................................................S-1
----------

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

METROPOLIS REALTY TRUST, INC.
AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

                                                                     September 30, 2001          December 31, 2000
                                                                        (Unaudited)                  (Audited)
                                                                        -----------                  ---------
ASSETS

Rental property - net of accumulated depreciation of $45,572 and
    $37,601, respectively                                                 $361,094                     $368,152
Cash and cash equivalents                                                   16,681                       15,066
Escrow deposits and restricted cash                                         10,413                        5,669
Tenants' security deposits                                                     203                          228
Due from tenants - net of allowance for doubtful accounts of $0
    and $2,745, respectively                                                   477                        1,662
Deferred financing costs - net of amortization of $7,753 and
    $4,515, respectively                                                     5,179                        8,401
Note receivable                                                                279                          289
Deferred rent receivable                                                    50,047                       48,828
Prepaid real estate taxes                                                    4,545                        8,721
Deferred leasing costs, net of amortization of $3,728 and
    $2,627, respectively                                                    17,217                       16,451
Other assets                                                                    71                          397
                                                                       -----------                 ------------
TOTAL ASSETS                                                              $466,206                     $473,864
                                                                       ===========                 ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities
Secured notes                                                             $425,000                     $425,000
Accounts payable and accrued expenses                                        7,128                        8,327
Due to tenants                                                               1,189                           --
Dividends payable                                                            3,250                           --
Tenants' security deposits and unearned revenue                              1,445                        2,251
Derivative investment                                                       19,705                           --
                                                                        ----------                    ---------
Total Liabilities                                                          457,717                      435,578
                                                                           -------                      -------
Subordinated Minority Interest                                                  --                       14,409
                                                                           -------                      -------
Stockholders' Equity
Preferred Stock - $10 par value, 10,000,000 shares authorized, none issued or outstanding
Common Stock - $10 par value, 50,000,000 shares authorized
    (Class A - 8,065,286 shares outstanding;
     Class B - 4,936,060 shares outstanding)                               130,013                      130,012
Paid-in-capital                                                            175,847                      175,847
Accumulated Other Comprehensive Loss                                       (19,705)                          --
                                                                           --------                    --------
Deficit                                                                   (277,666)                    (281,982)
                                                                         ----------                   ---------
Total Stockholders' Equity                                                   8,489                       23,877
                                                                         ----------                   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $466,206                     $473,864
                                                                         =========                    =========
See notes to consolidated financial statements.




CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (UNAUDITED)
(In thousands, except share amounts)

------------------------------------------------------------------------------------------------------------------------------------


                                                             Quarters Ended           Nine Months Ended
                                                             September 30,               September 30,
                                                        2001         2000           2001         2000
                                                        ----         ----           ----         ----

REVENUES:
Base rental income                                      $21,628      $21,350        $65,026       $64,018
Operating escalation income                                 981          410          3,002         1,936
Miscellaneous income                                        666          735          1,752         2,193
                                                        ---------    ---------      --------      --------
Total revenues                                           23,275       22,495         69,780        68,147

OPERATING EXPENSES:
Real estate taxes                                         4,547        4,461          13,273        13,125
Operating and maintenance                                 1,286          964           3,600         3,549
Utilities                                                 2,888        3,056           7,267         6,218
Payroll                                                     786          773           2,424         2,289
Management fees                                             473          457           1,378         1,315
Professional fees                                            56           68             268           612
General and administrative                                   10           91             160           239
Bad debt expense                                             --           --           1,269            --
Depreciation and amortization                             2,974        2,892           9,177         8,660
                                                       --------     --------        --------      --------
Total operating expenses                                 13,020       12,762          38,816        36,007

OTHER ITEMS:
Gain on repurchase of minority interest                     --           --           13,009            --
Interest income                                            209          294              835           844
Interest expense                                        (10,344)     (10,342)       (30,740)      (30,707)
                                                        --------     --------       --------      --------
Total other items                                       (10,135)     (10,048)       (16,896)      (29,863)
                                                        --------     --------       --------      --------

NET INCOME (LOSS)                                          120          (315)        14,068          2,277

OTHER COMPREHENSIVE LOSS:
Other Comprehensive Loss                                 (6,239)          --        (19,705)           --
                                                       ---------    --------        --------      -------

COMPREHENSIVE INCOME (LOSS)                             ($6,119)     ($315)         ($5,637)       $2,277
                                                       =========    ========        ========      =======

NET INCOME (LOSS) PER COMMON SHARE (basic):

Net Income (Loss)                                          $.01        ($.02)         $1.08          $.18
                                                       =========    =========       ========       ======
Weighted Average Common Shares Outstanding            13,001,346   12,997,646     13,001,346   12,997,646

NET INCOME (LOSS) PER COMMON SHARE (assuming dilution):

Net Income (Loss)                                          $.01         ($.02)        $1.08         $.18
                                                        =======        =======      =======       =======
Weighted Average Common Shares Outstanding
(including 3,000 shares of Common Stock issuable
upon the exercise of outstanding options as of
September 30, 2001 and 2000, respectively)           13,004,346     13,000,646   13,004,346    13,000,646
                                                     ==========     ==========   ==========    ==========

See notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

------------------------------------------------------------------------------------------------------------------------------------

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                               2001             2000
                                                                               ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  $14,068             $2,277
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                                                12,416             11,890
Gain on repurchase of minority interest                                     (13,009)                --
Change in:
  Increase in escrow deposits and restricted cash                            (4,719)            (3,760)
  Decrease in due from tenants                                                2,374                196
  Decrease in prepaid expenses and other assets                               4,500              4,406
  Increase in deferred rent receivable                                       (1,219)            (2,431)
  (Decrease)/increase  in accounts payable and accrued expenses                (781)             1,762
  (Decrease)/increase in unearned revenue                                      (781)               709
                                                                           ---------          --------
     Net cash provided by operating activities                               12,849             15,049
                                                                           ---------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to building and equipment                                          (1,017)            (2,630)
Additions to leasing costs                                                   (2,310)            (2,444)
Collections on notes receivable                                                  10                  5
                                                                         ----------         ----------
     Net cash used in investing activities                                   (3,317)            (5,069)
                                                                         -----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of minority interest                                              (1,400)                --
Dividends paid                                                               (6,501)            (3,900)
Other                                                                           (16)              (102)
                                                                          ----------          ---------
     Net cash used in financing activities                                   (7,917)            (4,002)
                                                                          ----------          ---------

INCREASE IN CASH AND CASH EQUIVALENTS                                         1,615              5,978

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD
                                                                             15,066              9,113
                                                                           --------           --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $16,681            $15,091
                                                                            =======            =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Interest paid during period                                               $27,810            $24,565
                                                                            =======            =======
  Dividends declared                                                        $ 9,751            $ 5,849
                                                                           ========           ========


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

        Basis of Presentation - The consolidated financial statements include Metropolis and each of the entities through which Metropolis indirectly owns the 1290 Property. All significant intercompany accounts and transactions have been eliminated in consolidation.

        Rental Property - Rental property is carried at cost, net of accumulated depreciation and amortization, and includes land, building, tenant improvements and building improvements. Land is carried at $63,500 as of September 30, 2001 and December 31, 2000. Building, tenant improvements and building improvements are carried at $343,166 and $342,253 as of September 30, 2001 and December 31, 2000, respectively. If a property is determined to be impaired, it must be written down to its estimated fair value. Fair value is defined as the amount for which the asset could be bought or sold in a current transaction, that is, other than a forced or liquidation sale. No impairment of the 1290 Property exists as of September 30, 2001.

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

        Escrow Deposits and Restricted Cash - Escrow deposits and restricted cash as of September 30, 2001 and December 31, 2000 includes reserves for tenant improvements, leasing commissions, insurance, real estate taxes and real estate tax refunds.

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

        On January 1, 2001, the Company recorded approximately $6,900 in other comprehensive loss as a cumulative transition adjustment, to record its interest rate swap agreement (see Note 2) at its estimated fair value as of that date.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (effective January 1, 2002). SFAS No. 144 supercedes existing accounting literature dealing with impairment and disposal of long-lived assets, including discontinued operations. It addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and expands current reporting for discontinued operations to include disposals of a "component" of an entity that has been disposed of or is classified as held for sale. The Company is in the process of evaluating the financial statement impact of the adoption of this standard.

        Use of Estimates - The presentation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities as of September 30, 2001 and December 31, 2000 and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

        Fair Value of Financial Instruments - The carrying amount of cash and cash equivalents, escrow deposits and restricted cash, tenants' security deposits, accounts receivable and accounts payable are a reasonable estimate of their fair value due to their short-term nature. Management believes the fair market value of the secured notes approximates the carrying value at September 30, 2001 and December 31, 2000. The fair value estimates presented herein are based on pertinent information available to management as of September 30, 2001 and December 31, 2000.

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

        The 1290 Swap Agreement has been designated as a cash flow hedge and was deemed to be 100% effective during 2001. As such, changes in the fair value of the 1290 Swap Agreement during the three months and nine months ended September 30, 2001 have been reflected as other comprehensive loss in the accompanying statement of income and comprehensive income. The difference between accrued interest expense calculated at the effective rate under the 1290 Swap Agreement and accrued interest expense calculated at the interest rate under the 1290 Mortgage Loan reduces the amount of other comprehensive loss.

        The maturity date of the 1290 Mortgage Loan and the termination date of the 1290 Swap Agreement are identical. The estimate of the cost to unwind the 1290 Swap Agreement is approximately $20,636 at September 30, 2001. The Company has no intention of unwinding the 1290 Swap Agreement.

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

4.      STOCKHOLDERS' EQUITY

        The Company has the authority to issue 50,000,000 shares of common stock, par value $10 per share (the "Common Stock"), and 10,000,000 shares of Preferred Stock, par value $10 per share. As of September 30, 2001, there were 13,001,346 shares of the Company's Common Stock issued and outstanding, 8,065,286 of which represent shares of Class A Common Stock and 4,936,060 of which represent shares of Class B Common Stock. The Class A Common Stock and the Class B Common Stock have identical rights and privileges, and are treated as a single class, with respect to all matters (other than certain voting rights) including, without limitation, the payment of dividends and distributions upon liquidation.

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

        As of September 30, 2001, there were outstanding options to acquire an aggregate of 3,000 shares of Common Stock at an exercise price of $12.50 per share.

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

6.      RELATED PARTY TRANSACTIONS

        Asset Management - The Company has entered into an Asset Management Agreement with a company ("Asset Manager") that is directly affiliated with two of Metropolis' stockholders. One of these stockholders is also a Director and Officer of the Company. The Asset Manager provides asset advisory, consultation and management services for the Company. Fees for such services are payable in arrears at a rate of $25 per month. The Asset Management Agreement also provides for reimbursement of costs and expenses for contractors and professional fees, as incurred. Asset management fees incurred for each of the three and nine months ended September 30, 2001 and 2000 aggregated approximately $75 and $225, respectively.

        Property Management - The Company has entered into a Management and Leasing Agreement with a company ("Property Manager/Leasing Agent") that is an affiliate of a stockholder. The Property Manager/Leasing Agent manages and operates the 1290 Property and provides all supervisory, management and leasing services. The Management and Leasing Agreement provides for a fee of 1.5% of gross revenues, payable monthly, and reimbursement for overhead and all reasonable out-of-pocket-expenses incurred. The Management and Leasing Agreement also provides for leasing commissions to be calculated on a sliding scale percentage basis of a lease's base rent. Fees incurred under the Management and Leasing
        Agreement for the three and nine months ended September 30, 2001 aggregated $777 and $1,507, respectively. Fees incurred under the Management and Leasing Agreement for the three and nine months ended September 30, 2000 aggregated $819 and $1,814, respectively.

        An affiliate of the Property Manager/Leasing Agent provided cleaning services for the 1290 Property through February 2001. Fees paid for cleaning services for the three and nine months ended September 30, 2001 totaled $0 and $405, respectively. Fees paid for cleaning services for the three and nine months ended September 30, 2000 totaled $799 and $2,398, respectively.

        REIT Management - The Company has entered into a REIT Management Agreement with the Property Manager/Leasing Agent ("REIT Manager"). The REIT Manager performs certain accounting, administrative and monitoring services. The REIT Management Agreement provides for compensation to the REIT Manager of a monthly fee and reimbursement of documented out-of-pocket expenses. Fees incurred under the REIT Management Agreement for each of the three and nine months ended September 30, 2001 and 2000 aggregated approximately $31 and $94, respectively.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (In thousands, except share information)

        General

        The discussion below relates primarily to the financial condition and results of operations of Metropolis Realty Trust, Inc. (the "Company") for the third quarter of 2001. Stockholders are encouraged to review the financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2000 contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 for a more complete understanding of the Company's financial condition and results of operations.

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

        As of September 30, 2001, 13,001,346 shares of common stock were issued and outstanding. The Common Stock of the Company is not listed on any exchange, and the Company does not intend to list the Common Stock on any exchange in the near term.

        The assets and results of operations of the 1290 Property are reported in the consolidated financial statements of the Company using the consolidation method of accounting.

        Results of Operations

        Quarters Ended September 30, 2001 and 2000
        ------------------------------------------

        Base rental income increased by approximately $278 for the quarter ended September 30, 2001 as compared to the same period in the prior year due to the commencement of new leases at higher market rents and scheduled rent increases in existing leases.

        Operating escalation income increased by approximately $571 for the quarter ended September 30, 2001 as compared to the quarter ended September 30, 2000. This increase is primarily due to an increase of escalatable operating expenses in 2001 as compared to 2000. New leases for approximately 6% of the total rentable area of the building commenced in 2000. Tenants under such leases were not required to pay operating escalations until 2001.

        Operating  expenses  for the  quarter  ended  September  30,  2001  were
$13,020, an increase of 2.0% from the quarter ended September 30, 2000. This increase was primarily attributable to increases in (i) operating and maintenance costs due to the timing of certain periodic repairs and (ii) depreciation and amortization related to additions to building and tenant improvements in 2000 and 2001. This increase was offset by a decrease in utilities caused by an energy rate cap agreement signed with Con Edison in May 2001 coupled with lower consumption during the quarter ended September 30, 2001. Operating expenses as a percentage of base rental income and escalation income decreased to 57.6% for the quarter ended September 30, 2001 from 58.6% for the quarter ended September 30, 2000.

        Nine Months Ended September 30, 2001 and 2000
        ---------------------------------------------

        Base rental income increased by approximately $1,008 for the nine months ended September 30, 2001 as compared to the same period in the prior year due to the commencement of new leases at higher market rents and scheduled rent increases in existing leases.

        Miscellaneous income for the nine months ended September 30, 2001 decreased by $441 as compared to the nine months ended September 30, 2000. This decrease of 20.1% is due to a non-recurring tenant termination payment of approximately $1,000 in June 2000, offset by an increase in tenant submetered electric charges of $495 in 2001.

        Operating escalation income increased by approximately $1,066 for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000. This increase is primarily due to an increase of escalatable operating expenses in 2001 as compared to 2000. New leases for approximately 6% of the total rentable area of the building commenced in 2000. Tenants under such leases were not required to pay operating escalations until 2001.

        Operating expenses for the nine months ended September 30, 2001 were $38,816, an increase of 7.8% from the nine months ended September 30, 2000. The increase is primarily attributable to increases in (i) bad debt expense resulting from the write-off of certain tenant receivables acquired from the Company's Predecessors, (ii) depreciation and amortization related to additions to building and tenant improvements in 2000 and 2001 and (iii) utility expense, offset by a decrease in professional fees as 2000 includes amounts incurred related to the sale of the 237 Property. Operating expenses as a percentage of base rental income and escalation income increased to 56.1% for the nine months ended September 30, 2001 as compared to 54.6% for the nine months ended September 30, 2000.

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

        Liquidity and Capital Resources

        During the nine months ended September 30, 2001, cash flow from operations totaled $12,849. The Company used this cash flow from operations to repurchase the Subordinated Minority Interest for approximately $1,400, to fund building and tenant improvements of approximately $1,017 and leasing costs of approximately $2,310 and to pay first and second quarter dividends totaling $6,501.

        At September 30, 2001, the Company had unrestricted cash on hand of approximately $16,681 of which $3,250 was used to pay a third quarter dividend on October 19, 2001 to holders of record of the Company's Common Stock on September 30, 2001. The Company believes that its cash flows from operations are adequate to allow it to fund required interest payments, leasing costs, and pay dividends sufficient for it to retain its REIT status.

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

                                          METROPOLIS REALTY TRUST, INC.


                                          By: /s/ Lee S. Neibart
                                              ----------------------------------
                                              Name:  Lee S. Neibart
                                              Title: President


                                            By: /s/ Stuart Koenig
                                                --------------------------------
                                            Name:   Stuart Koenig
                                            Title:  Vice President and Treasurer

Dated: November 14, 2001