Form 10-K
period 2001-12-31
METROPOLIS REALTY TRUST INC
filed 2002-04-01
CIK 1028198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                            ------------------------

                                    FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2001

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

                                 410 Park Avenue
                                   14th Floor
                            New York, New York 10022
          (Address of principal executive offices, including zip code)

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

                                                Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 15, 2002, there were 13,004,946 shares of the registrant's Common Stock issued and outstanding.

Of the registrant's 13,004,946 shares of Common Stock issued and outstanding, approximately 8,658,193 shares are held by affiliates of the registrant and approximately 4,346,753 shares are held by non-affiliates of the registrant.

The Common Stock is not listed on any exchange; the Company does not intend to list the Common Stock on any exchange in the near term; there is not currently a public market for the Common Stock; and there can be no assurance that an active trading market for the Common Stock will develop or be sustained.


                      DOCUMENTS INCORPORATED BY REFERENCE:

The Exhibits to (i) the Company's Registration Statement on Form 10, as amended,
(ii) the Company's definitive Information Statement on Schedule 14C, filed with the Commission on October 29, 1999, and (iii) the Company's Annual Report on Form 10-K filed with the Commission on March 30, 2000 are hereby incorporated by reference in Part IV of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS

PART I.........................................................................1
   ITEM 1.      BUSINESS.......................................................1
   ITEM 2.      PROPERTY.......................................................3
   ITEM 3.      LEGAL PROCEEDINGS..............................................7
   ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............7

PART II........................................................................7
   ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS............................................7
   ITEM 6.      SELECTED FINANCIAL DATA........................................9
   ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS...........................10
   ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK....13
   ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................14
   ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE........................26

PART III......................................................................27
   ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............27
   ITEM 11.     EXECUTIVE COMPENSATION........................................29
   ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT....................................................31
   ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................34

PART IV.......................................................................36
   ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                ON FORM 8-K...................................................36


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

                                     PART I

ITEM 1. BUSINESS

        Business

       Metropolis Realty Trust, Inc., a Maryland corporation (the "Company"), is a real estate investment trust (a "REIT"), which was formed on May 13, 1996. The Company's principal assets consist of its interests in 1290 Partners, L.P., a Delaware limited partnership (the "1290 Property Owning Partnership") through which it owns 1290 Avenue of the Americas (the "1290 Property"), as described below under "ITEM 2. -- PROPERTY." The Company's principal business objective is to operate the 1290 Property in a manner that will maximize the 1290 Property's revenues and value and in turn maximize funds from operations and stockholder value. As further described under "ITEM 13. -- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -- Asset Manager" and " -- Management and Leasing Agreements," the 1290 Property Owning Partnership has retained Capital Trust, Inc. (the "Asset Manager") to serve as asset manager and Tishman Speyer Properties, L.P. (the "Property Manager/Leasing Agent") to serve as property manager/leasing agent to manage the day-to-day operations of the 1290 Property.

        Competition

        Numerous office building properties in New York City compete with the 1290 Property in attracting tenants to lease space. Some of these competing properties are newer or better located than the 1290 Property. The amount of space available in competitive commercial properties in the New York City area could have a material effect on the 1290 Property Owning Partnership's ability to lease space in the 1290 Property and on the rents charged. However, the 1290 Property is currently approximately 99% leased. Over the next five years, approximately 28% of the total rentable square feet of the building is subject to expiring leases, of which 7% has been leased to an existing tenant as expansion space at the 1290 Property. See "Item 2 -- Property."

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

        Qualification as a REIT

        The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"), commencing with its taxable year ended December 31, 1996. As a REIT, the Company (subject to certain exceptions) generally will not be subject to federal income taxation on income it distributes to stockholders. For any year in which the Company does not meet the requirements for qualifying to be taxed as a REIT, it will be taxed as a corporation. Although the Company believes that it will operate in such a manner so as to qualify to be taxed as a REIT, qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which there are only limited judicial or administrative interpretations. The determination of various factual matters and circumstances not entirely within the Company's control may affect its ability to qualify and to continue to qualify as a REIT. Moreover, no assurance can be given that legislation, new regulations, administrative interpretations or court decisions will not change the tax laws with respect to qualification as a REIT or the Federal income tax consequences of such qualification.

        To obtain the tax treatment accorded to a REIT under the Internal Revenue Code, the Company generally will be required each year to distribute to its stockholders at least 90% of its taxable income. The Company will be subject to income tax on any of its undistributed taxable income and net capital gains, and to a 4% nondeductible excise tax on the amount, if any, by which certain distributions paid by it with respect to any calendar year are less than the sum of 85% of its ordinary income plus 95% of its capital gain net income for the calendar year, plus 100% of its undistributed income from prior years.

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

        The average occupancy rates for the 1290 Property for the years 1997 through 2001 were approximately 97%, 99%, 99%, 99% and 99%, respectively.

        As of December 31, 2001, the 1290 Property was approximately 99% leased and there were leases and license agreements with 31 tenants and 8 licensees covering approximately 1,960,000 rentable square feet of space. For the year ended December 31, 2001, the annual average rent (including electricity and additional rent payable on account of operating expenses, porters wage, and real estate tax escalations) for office space leased in the building was approximately $45.86 per square foot. For the year ended December 31, 2001, approximately 72,000 square feet of space was under lease to retail tenants, at an average annual rent (including electricity and additional rent payable on account of operating expenses, porters wage and real estate tax escalations) of approximately $82.58 per rentable square foot. As of December 31, 2001, approximately 5,000 rentable square feet of storage space was available for rent.

        The building serves as the corporate headquarters of The Equitable Life Assurance Society of the United States (also known as AXA Financial Advisors) ("Equitable"). In addition to Equitable, the building houses a variety of tenants, including financial institutions, entertainment companies and law firms.

        The following table summarizes certain information regarding the largest leases at the 1290 Property as of December 31, 2001:



                                                                           Annual Base
                                                           Leased           Rent per         Gross Rent       Date(s) of
                                                           Square          Square Foot        per Square        Lease
Tenant                           Nature of Business        Footage(1)       Leased(2)        Foot Leased(3)   Expiration
------                           ------------------        ----------    ---------------     ------------     ----------

Equitable (AXA Financial         Insurance/Financial         777,578          $38.16(4)         $42.89(4)      12/31/11(5)
Advisors)                        Services
Warner Communications, Inc.      Entertainment               226,373          $41.91(6)         $45.59(6)       6/30/12(7)
Robinson Silverman               Law Firm                    125,744          $52.29(8)         $58.53(8)       3/31/04
The Bank of New York             Financial Services          107,448          $39.44(9)         $42.78(9)      12/31/10(10)
EMI Entertainment World, Inc.    Entertainment               104,553          $37.95(11)        $43.29(11)      9/30/02(12)
Deutsche Bank, AG                Financial Services          100,380          $41.00            $44.99          2/14/14
Morrison Foerster                Law Firm                     93,606          $50.19(13)        $56.33(13)      9/30/12(14)
ABN-AMRO                         Financial Services           87,626          $57.00(15)        $63.07(15)     10/31/14
GMAC                             Financial Services           81,892          $33.50            $37.66         12/31/10
Other Office and Retail Tenants  Various                     259,948          $50.57            $58.16         2001-2016


(1) Leased square footage does not include approximately 7,700 square feet of vacant storage space and the building office.

(2) Annual Base Rent means the amount contractually due (excluding adjustments related to recoveries from tenants for operating expenses, porters wage, real estate taxes, utilities or other items and rent concessions) for the year ended December 31, 2001. The Company believes that base rent is a conservative and appropriate measure for comparative purposes of commercial real estate rental revenue from office building properties that do not generate percentage rents based on sales.

(3) Gross Rent means Annual Base Rent plus recoveries from tenants for operating expenses, porters wage, real estate taxes, utilities and other items.

(4) Does not include 42,110 square feet leased in the basement at an Annual Base Rent of $28.01 per square foot and Gross Rent of $28.26 per square foot.

(5) Leases with Equitable expire December 31, 2015 (with respect to 13,689 square feet), December 31, 2011 (with respect to 626,668 square feet and 38,454 square feet in the basement) and December 31, 2008 (with respect to 95,111 square feet and 3,656 square feet in the basement).

(6) Does not include 2,615 square feet of space leased in the basement at an Annual Base Rent of $22.00 per square foot and Gross Rent of $24.50 per square foot.

(7) Leases with Warner expire September 30, 2004 (with respect to 66,367 square feet) and June 30, 2012 (with respect to 157,391 square feet and 2,615 square feet in the basement).

(8) Does not include 1,800 square feet of space leased in the basement at an Annual Base Rent of $24.00 per square foot and Gross Rent of $24.75 per square foot.

(9) Does not include 11,633 square feet of space leased in the basement at an Annual Base Rent and Gross Rent of $45.00 per square foot.

(10) Leases with The Bank of New York expire April 30, 2003 (with respect to 31,402 square feet and 11,633 square feet in the basement) and December 31,2010 (with respect to 64,413 square feet).

(11) Does not include 2,456 square feet of space leased in the basement at an Annual Base Rent of $26.80 per square foot and Gross Rent of $30.84 per square foot.

(12) Leases with EMI expire September 30, 2002 (with respect to 75,474 square feet and 923 square feet in the basement) and September 30, 2012 (with respect to 26,623 square feet and 1,533 square feet in the basement). Of the space expiring September 30, 2002, Morrison Foerster has leased 75,474 square feet through September 30, 2012. EMI has the option to terminate its lease effective September 30, 2007 by giving the 1290 Property Owning Partnership written notice on or before September 30, 2006 and by paying a termination fee of $1,258,000.

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

                 Expenditures for capital projects for the 1290 Property in 2001 aggregated approximately $477,000 and related primarily to (i) the completion of the elevator modernization program; (ii) the completion of a 100-ton chiller installation for the lobby; (iii) the upgrade and modernization of the video surveillance system; and (iv) the modernization of the truck lift. Anticipated expenditures for capital projects for the 1290 Property in 2002 are approximately $75,000 and relate to the completion of the modernization of the trucklift.

        The following table shows anticipated lease expirations on an aggregate basis for each calendar year from 2002 through and including 2011. Such chart assumes that there will be no early terminations of leases and that leases expire without extension by existing tenants pursuant to lease options.


                                                                                          Percentage of Total
                                               Rentable Square                              Property Owning
                                               Feet Subject to     Annual Base Rent      Partnership Annual Base
     Year of Lease             Number of           Expiring         Represented by       Rent Represented by
      Expiration            Leases Expiring         Leases         Expiring Leases         Expiring Leases
    ---------------         ---------------      ------------     -----------------        ---------------

          2002                     4                 102,660         $   2,613,096                3.17%
          2003                     3                  61,075         $   2,957,440                3.50%
          2004                     5                 234,757         $  11,476,188               14.71%
          2005                     8                  54,754         $   2,901,468                3.99%
          2006                     3                  94,538         $   3,894,336                5.62%
          2007                     -                       -                     -                    -
          2008                     2                 116,070         $   6,168,528                9.12%
          2009                     1                  10,000         $     150,000                 .24%
          2010                     2                 146,305         $   6,279,314                9.86%
          2011                     1                 665,122         $  25,171,284               43.82%


        Annual real estate taxes assessed against the 1290 Property for the fiscal year ending June 30, 2002 and for each of the fiscal years ended June 30, 2001, 2000, and 1999 were $18,076,000, $17,442,000, $17,755,000, and
$17,964,000, respectively, which amounts were calculated on assessed values of approximately $186,120,000, $178,560,000, $185,400,000, and $175,500,000,
respectively. See -- Other Assets -- "Tax Certiorari Proceedings and Tenant Reimbursement Claims."

        In December 1999, the 1290 Property Owning Partnership refinanced mortgage indebtedness secured by the 1290 Property of approximately $224,900,000 and obtained a $425,000,000 mortgage loan (the "1290 Mortgage Loan"). Interest on the 1290 Mortgage Loan is based on LIBOR plus 2% and requires interest only payments through maturity on January 2, 2003. The 1290 Property Owning Partnership has a one time right (subject to achieving certain conditions, including a debt service coverage ratio, loan to value ratio and the payment of a 25 basis point extension fee), at its option, to extend the maturity for a period of twelve months. The 1290 Mortgage Loan may be repaid in whole without penalty.

        The 237 Property

        A wholly-owned subsidiary of the Company owned the property located at 237 Park Avenue (the "237 Property") and all improvements thereon through November 22, 1999. On November 22, 1999, the Company sold all of its interests in the 237 Property for an aggregate purchase price of $372,000,000, subject to customary prorations and certain adjustments. Such prorations and adjustments reduced the aggregate purchase price to approximately $357,862,000.

        Other Assets

        Tax Certiorari Proceedings and Tenant Reimbursement Claims

        Tax certiorari proceedings have been settled with the City of New York for over-assessment of property taxes for the tax years ending June 30, 1991 through June 30, 1996 with respect to the 1290 Property. The Company received net proceeds of approximately $6,519,000 in December 2000 after payment of approximately $876,000 of fees and expenses incurred in connection with such proceedings. Of this amount, approximately $3,211,000 was expected to be reimbursed to tenants and was included in restricted cash as of December 31, 2000. During 2001, approximately $2,027,000 was reimbursed to tenants. The remaining balance of $1,184,000 is included in restricted cash as of December 31, 2001. The net proceeds were approximately $3,800,000 in excess of estimated net proceeds and were included in miscellaneous income in 2000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Annual Meeting of Stockholders for fiscal year 2001 was held on January 22, 2002. At such meeting, the stockholders of the Company (i) elected William L. Mack, Lee S. Neibart, Bruce H. Spector, John R.S. Jacobsson, John R. Klopp, Russel S. Bernard, David A. Strumwasser and David Roberts as directors of the Company, each of their terms to expire in 2002, and (ii) ratified Deloitte & Touche LLP as the Company's independent auditors for the year ended December 31, 2001.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Common Stock is not listed on any exchange, the Company does not intend to list the Common Stock on any exchange in the near term, there is not currently a public market for the Common Stock and there can be no assurance that an active trading market for the Common Stock will develop or be sustained. On October 10, 2001, the classification of the Common Stock into two classes of Common Stock terminated pursuant to the terms of the Charter. All shares of Class A and Class B Common Stock were automatically converted into a single class of Class A Common Stock. As of March 15, 2002, there were approximately 111 holders of record of the Company's Class A Common Stock.

        Distribution Policy

        On March 6, 1997, the Board of Directors adopted a distribution policy calling for regular quarterly distributions. The Board of Directors, in its sole discretion, determines the actual distribution rate based on a number of factors, including the amount of cash available for distribution, the Company's financial condition, capital expenditure requirements for the 1290 Property, the annual distribution requirements under the REIT provisions of the Internal Revenue Code and such other factors as the Board of Directors deems relevant. The Company intends to make distributions to comply with the REIT distribution requirements. In order to maintain its qualification as a REIT, the Company must make annual distributions to stockholders of at least 90% of its taxable income (excluding capital gains). The Company has made the following distributions for its two most recent fiscal years:

                                                          Amount of Distribution
Date of Distribution             Type of Distribution           (Per Share)
--------------------             --------------------       ---------------
April 13, 2000                          Regular                  $   .15
July 13, 2000                           Regular                  $   .15
October 12, 2000                        Regular                  $   .15
December 14, 2000                       Regular                  $   .25
April 16, 2001                          Regular                  $   .25
July 16, 2001                           Regular                  $   .25
October 19, 2001                        Regular                  $   .25
December 28, 2001                       Regular                  $   .25

        On March 20, 2002 the Company announced a regular quarterly dividend of $0.25 per share, which is payable on April 15, 2002 to stockholders of record as of March 29, 2002.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth selected historical financial data.


CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except share amounts)
---------------------------------------------------------------------------------------------------------------------------------
                                                                            Years Ended December 31,
                                                   2001               2000             1999              1998              1997
                                                   ----               ----             ----              ----              ----

REVENUES
   Rental income                           $      91,030     $      90,073      $    126,434     $     134,754     $     129,617
   Lease termination income                            -                 -            26,455                 -                 -
   Miscellaneous income                            2,936             5,245             4,669             4,889             1,190
                                           -------------     -------------      ------------     -------------     -------------
      Total revenues                              93,966            95,318           157,558           139,643           130,807
                                           -------------     -------------      ------------     -------------     -------------

OPERATING EXPENSES
   Real estate taxes                              17,821            18,266            27,414            27,733            26,813
   Operating and maintenance                       5,518             5,173             6,756             7,119             7,224
   Utilities                                       9,450             8,186             6,991             6,674             6,870
   Payroll                                         3,480             3,091             4,323             4,430             4,332
   Management fees                                 1,820             1,770             2,198             2,298             2,121
   Professional fees                                 524               932             1,960             3,451             2,055
   General and administrative                        328               430               980               562             1,032
   Bad debt expense                                1,301                 -               585                 -               329
   Depreciation and amortization                  11,981            11,680            16,245            14,466            13,347
                                           -------------      ------------      ------------     -------------     -------------
        Total operating expenses                  52,223            49,528            67,452            66,733            64,123
                                           -------------      ------------      ------------     -------------     -------------

OTHER ITEMS
   Interest income                                   973             2,917             3,759             3,293             3,676
   Interest expense                              (41,400)          (41,464)          (33,582)          (35,800)          (36,233)
   Write-off of note receivable                        -                 -            (1,088)                -                 -
   Write-off of deferred financing costs               -                 -            (2,307)                -                 -
                                           -------------      ------------      ------------     -------------     -------------
      Total other items                          (40,427)          (38,547)          (33,218)          (32,507)          (32,557)
                                           -------------      ------------      ------------     -------------     -------------
GAIN ON SALE OF PROPERTY                               -                 -            50,445                 -                 -
                                           -------------      ------------      ------------     -------------     -------------
GAIN ON REPURCHASE OF
MINORITY INTEREST                                 13,009                 -                 -                 -                 -
                                           -------------      ------------      ------------     -------------     -------------

NET INCOME                                 $      14,325     $       7,243      $    107,333     $      40,403     $      34,127
                                           =============      ============      ============     =============     =============

Net Income Per Common Share:

Net income                                 $        1.10     $         .56       $      8.27      $       3.12     $        2.63
                                           -------------     -------------      ------------     -------------     -------------
Weighted average common shares
outstanding                                   13,001,307        12,997,699        12,971,262        12,967,153        12,963,963
                                           -------------     -------------      ------------     -------------     -------------

Net Income Per Common Share (assuming
dilution):

Net income                                 $        1.10     $         .56       $      8.26     $        3.11     $        2.63
                                           -------------     -------------      ------------     -------------     -------------
Weighted average common shares
outstanding (assuming dilution)               13,004,307        13,000,699        12,998,646        12,993,666        12,988,963
                                           --------------    -------------      ------------     -------------     -------------

Total assets as of year end                $     460,346     $     477,076       $   475,276      $    767,771     $     757,932
                                           -------------     -------------      ------------     -------------     -------------

Long-term debt as of year end              $     425,000     $     425,000       $   425,000     $     410,625     $     418,125
                                           -------------     -------------      ------------     -------------     -------------

Cash dividends declared per common share   $        1.00     $         .70      $      31.50     $        1.50     $        2.75
                                           -------------     -------------      ------------     -------------     -------------

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

        The 1290 Property is a 43-story Class A commercial office building with approximately 2,000,000 rentable square feet of space. The building is centrally located in midtown Manhattan and is connected to the famed "Rockefeller Center" complex via an underground passageway. The 1290 Property serves as the corporate headquarters for Equitable and is currently approximately 99% leased. Over the next five years, approximately 28% of the total rentable area of the building is subject to expiring leases, of which 7% has been leased to an existing tenant as expansion space at the 1290 Property.

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

        On October 10, 2001, the classification of the Common Stock into two classes of Common Stock terminated pursuant to the terms of the Charter. All shares of Class A and Class B Common Stock were automatically converted into a single class of Class A Common Stock. As of December 31, 2001, 13,001,346 shares of Class A Common Stock, par value $10.00 per share, were issued and outstanding. The Common Stock of the Company is not listed on any exchange, and the Company does not intend to list the Common Stock on any exchange in the near term.

        The assets and results of operations of the 1290 Property are reported in the consolidated financial statements of the Company using the consolidation method of accounting.

        Historical  Consolidated  Statement of Income,  year ended  December 31,
2001

        Rental income for the year ended December 31, 2001 increased by approximately $1,036, an increase of 1.2% from the year ended December 31, 2000. This increase is primarily due to the commencement of new leases at higher market rents and scheduled rent increases in existing leases.

        Miscellaneous income for the year ended December 31, 2001 decreased by approximately $2,309, a decrease of 44.0% from the year ended December 31, 2000. This decrease is primarily due to: (i) $2,100 that was recognized in December 2000 related to real estate tax refunds received for the tax years ending June 30, 1991 through June 30, 1996 and (ii) $1,000 that was received in June 2000 from a tenant at the 1290 Property in connection with the occupancy of space that the tenant was previously subleasing and now leases directly. This decrease is offset by an increase in tenant submetered electric charges of $629 during 2001.

        Operating expenses for the year ended December 31, 2001 were $52,223, an increase of 5.4% from the year ended December 31, 2000. This increase is primarily attributable to increases in (i) bad debt expense resulting from the write-off of certain tenant receivables acquired from the Company's predecessors, (ii) utility expense, (iii) payroll expense resulting from annual wage increases and (iv) depreciation and amortization related to additions to building and tenant improvements in 2000 and 2001. These increases were offset by a decrease in professional fees as 2000 includes amounts incurred related to the sale of the 237 Property. Operating expenses as a percentage of base rental income and escalation income increased to 57.4% for the year ended December 31, 2001 as compared to 55% for the year ended December 31, 2000.

        Interest income for the year ended December 31, 2001 decreased by approximately $1,944, a decrease of 66.7% from the year ended December 31, 2000. This decrease was due to approximately $1,700 of interest income that was recognized in December 2000 related to the receipt of real estate tax refunds received in 2000. In addition, interest income decreased due to a decline in interest rates during 2001 as compared to 2000.

        On March 23, 2001, the Company exercised its right to repurchase the 4.95% limited partnership interest in the 1290 Property Owning Partnership (the "Subordinated Minority Interest") that was owned by 237/1290 Upper Tier
Associates, L.P. (the "Upper Tier LP"), in accordance with the Agreement of Limited Partnership of the 1290 Property Owning Partnership. The exercise of such repurchase right resulted in a payment of approximately $1,400 by the Company to the Upper Tier LP and a gain to the Company of $13,009.

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

        Miscellaneous income in 1999 includes approximately $2,900 related to the reversal of a reserve for utility tax claims settled during 1999.
Miscellaneous income in 2000 includes $2,100 that was recognized in December 2000 related to the real estate tax refunds received for the tax years ending June 30, 1991 through June 30, 1996. Miscellaneous income in 2000 also included $1,000 that was received in June 2000 from a tenant at the 1290 Property in connection with the occupancy of space that the tenant was previously subleasing and now leases directly.

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

        Interest income for the year ended December 31, 2000 decreased by approximately $842, a decrease of 22.4% from the year ended December 31, 1999. This decrease was the result of the sale of the 237 Property on November 22, 1999, and a reduction in cash held by the Company, offset by approximately $1,700 of interest income that was recognized in December 2000 related to the real estate tax refunds received for the tax years ending June 30, 1991 through June 30, 1996.

        Interest expense for the year ended December 31, 2000 increased by approximately $7,882, an increase of 23.5% from the year ended December 31, 1999. This increase is due to a higher level of mortgage indebtedness, a higher interest rate on such indebtedness and an increase in the amortization of deferred financing costs associated with such indebtedness.

        Liquidity and Capital Resources

        During 2001, the Company generated cash flows from operations of approximately $13,747. The Company used this cash and cash on hand to pay dividends in the amount of $13,001, pay leasing commissions of approximately $2,069 and fund building and tenant improvements of approximately $614.

        At December 31, 2001, the Company had unrestricted cash on hand of approximately $11,012. At December 31, 2000, the Company had unrestricted cash on hand of approximately $15,066.

        In December 1999, the 1290 Property Owning Partnership refinanced mortgage indebtedness secured by the 1290 Property of approximately $224,900, and obtained the 1290 Mortgage Loan. Interest on the 1290 Mortgage Loan is based on LIBOR plus 2% and requires interest only payments through maturity on January 2, 2003. The 1290 Property Owning Partnership has a one time right (subject to achieving certain conditions, including a debt service coverage ratio, loan to value ratio and the payment of a 25 basis point extension fee), at its option, to extend the maturity for a period of twelve months. The 1290 Mortgage Loan may be repaid in whole without penalty.

        Recent Pronouncements

        Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, was implemented by the Company on January 1, 2001. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated as hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated as a cash-flow hedge, the effective portion of changes in the fair value of the derivative is recorded in other comprehensive (loss) income and will be recognized in the income statement when the hedged item affects earnings. The ineffective portion of changes in the fair value of the derivative designated as a cash flow hedge is recognized in the income statement. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recognized in earnings.

        On January 1, 2001, the Company recorded approximately $6,900 in other comprehensive loss as a cumulative transition adjustment, to record its interest rate swap agreement (see Note 4 to the Company's financial statements included in response to Item 8 hereof) at its estimated fair value as of that date.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (effective January 1, 2002). SFAS No. 144 supersedes existing accounting literature dealing with impairment and disposal of long-lived assets, including discontinued operations. It addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and expands current reporting for discontinued operations to include disposals of a "component" of an entity that has been disposed of or is classified as held for sale. The Company is in the process of evaluating the financial statement impact of the adoption of this standard.

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

                The maturity date of the 1290 Mortgage Loan and the termination date of the 1290 Swap Agreement are identical. The estimate of the cost to unwind the 1290 Swap Agreement is approximately $19,439 at December 31, 2001. The Company has no intention of unwinding the 1290 Swap Agreement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          METROPOLIS REALTY TRUST, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
HISTORICAL FINANCIAL STATEMENTS
       Independent Auditors' Report......................................     15

       Consolidated Balance Sheets as of December 31, 2001 and 2000......     16

       Consolidated Statements of Income and Comprehensive Loss for the
       years ended December 31, 2001, 2000 and 1999......................     17

       Consolidated Statements of Stockholders' Equity for years ended
       December 31, 2001, 2000, and 1999.................................     18

       Consolidated Statements of Cash Flows for years ended December 31,
       2001, 2000 and 1999...............................................     19

       Notes to Consolidated Financial Statements........................     20

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of Metropolis Realty Trust, Inc.

We have audited the accompanying consolidated balance sheets of Metropolis Realty Trust, Inc. and Subsidiaries as of December 31, 2001 and 2000 and the related consolidated statements of income and comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Metropolis Realty Trust, Inc. and Subsidiaries as of December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
New York, New York
January 18, 2002


METROPOLIS REALTY TRUST, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
------------------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                            December 31,
                                                                                             2001               2000
                                                                                             ----               ----

Rental property - net of accumulated depreciation of $48,077 and $37,601,
   respectively                                                                     $      358,709    $      368,152
Cash and cash equivalents                                                                   11,012            15,066
Escrow deposits and restricted cash                                                          7,506             5,669
Tenant security deposits                                                                       203               228
Due from tenants - net of doubtful accounts of $0 and $2,745,
    respectively                                                                             2,138             4,874
Deferred financing costs - net of amortization of $8,830 and $4,515,
   respectively                                                                              4,101             8,401
Notes receivable                                                                               275               289
Deferred rent receivable                                                                    50,119            48,828
Prepaid real estate taxes                                                                    8,986             8,721
Deferred leasing costs, net of amortization of $4,132 and $2,627,
   respectively                                                                             17,016            16,451
Other assets                                                                                   281               397
                                                                                    --------------    --------------

TOTAL ASSETS                                                                        $      460,346    $      477,076
                                                                                    ==============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

   Mortgage loan                                                                    $      425,000     $     425,000
   Accounts payable and accrued expenses                                                     8,009             8,327
   Tenants security deposits, unearned revenue and credits due tenants                       2,135             5,463
   Derivative investment                                                                    17,897                 -
                                                                                    --------------    --------------

Total Liabilities                                                                          453,041           438,790
                                                                                    --------------    --------------

Subordinated Minority Interest                                                                   -            14,409
                                                                                    --------------    --------------

Stockholders' Equity
   Preferred Stock - $10 par value, 10,000,000 shares authorized, none issued or outstanding
   Common Stock - $10 par value, 50,000,000 shares authorized,
   (13,001,346 Class A shares outstanding as of December 31, 2001;
   8,059,586 Class A shares and 4,936,060 Class B shares outstanding
   as of December 31, 2000)                                                                130,013           130,012
   Paid-in capital                                                                         175,847           175,847
   Accumulated Other Comprehensive Loss                                                    (17,897)                -
   Deficit                                                                                (280,658)         (281,982)
                                                                                    --------------    --------------
   Total Stockholders' Equity                                                                7,305            23,877
                                                                                    --------------    --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $      460,346    $      477,076
                                                                                    ==============    ==============

See notes to consolidated financial statements.



METROPOLIS REALTY TRUST, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE LOSS
(in thousands, except share amounts)
------------------------------------------------------------------------------------------------------------------------------------
                                                                           Years Ended December 31,
                                                                2001                  2000                  1999
                                                                ----                  ----                  ----

REVENUES:
   Base rental income                                    $    86,165           $    85,129           $   114,983
   Lease termination income                                        -                     -                26,455
   Operating escalation income                                 4,865                 4,944                11,451
   Miscellaneous income                                        2,936                 5,245                 4,669
                                                        ------------           -----------          ------------
      Total revenues                                          93,966                95,318               157,558
                                                        ------------           -----------          ------------

OPERATING EXPENSES:
   Real estate taxes                                          17,821                18,266                27,414
   Operating and maintenance                                   5,518                 5,173                 6,756
   Utilities                                                   9,450                 8,186                 6,991
   Payroll                                                     3,480                 3,091                 4,323
   Management fees                                             1,820                 1,770                 2,198
   Professional fees                                             524                   932                 1,960
   General and administrative                                    328                   430                   980
   Bad debt expense                                            1,301                     -                   585
   Depreciation and amortization                              11,981                11,680                16,245
                                                       -------------          ------------          ------------
      Total operating expenses                                52,223                49,528                67,452
                                                       -------------          ------------          ------------

OTHER ITEMS:
   Interest income                                               973                 2,917                 3,759
   Interest expense                                          (41,400)              (41,464)              (33,582)
   Write-off of note receivable                                    -                     -                (1,088)
   Write-off of deferred financing costs                           -                     -                (2,307)
                                                       -------------          ------------          ------------
      Total other items                                      (40,427)              (38,547)              (33,218)
                                                       -------------          ------------          ------------

GAIN ON SALE OF PROPERTY                                           -                     -                50,445
                                                       -------------          ------------          ------------

GAIN ON REPURCHASE OF MINORITY INTEREST                       13,009                     -                     -
                                                       -------------          ------------          ------------

NET INCOME                                                    14,325                 7,243               107,333

OTHER COMPREHENSIVE LOSS                                     (17,897)                    -                     -
                                                       -------------          ------------          ------------

COMPREHENSIVE (LOSS) INCOME                            $     (3,572)         $       7,243          $    107,333
                                                       =============          ============          ============

NET INCOME PER COMMON SHARE:

   Net income                                          $        1.10         $         .56          $       8.27
                                                       -------------          ------------          ------------
   Weighted average common shares outstanding             13,001,307            12,997,699            12,971,262
                                                       -------------          ------------          ------------

NET INCOME PER COMMON SHARE
(assuming dilution):

   Net income                                          $        1.10         $         .56          $       8.26
                                                       -------------          ------------          ------------
   Weighted average common shares outstanding
   (including 3,000 shares of common stock issuable
   upon the exercise of outstanding options as of
   December 31, 2001, 2000, and 1999, respectively)       13,004,307            13,000,699            12,998,646
                                                       -------------          ------------          ------------

   See notes to consolidated financial statements.



METROPOLIS REALTY TRUST, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                              Retained            Total
                                                     Common Stock           Paid-in           Earnings         Stockholders'
                                                     at Par Value           Capital           (Deficit)           Equity
                                                     ------------           -------           ---------        ------------

BALANCE, DECEMBER 31, 1998                             $ 129,706          $ 175,844          $    21,522      $  327,072
Shares issued under Directors' Stock Plan                    250                  -                    -             250
Net income                                                     -                  -              107,333         107,333
Dividends paid                                                 -                  -             (408,950)       (408,950)
                                                     -----------          ---------          -----------      ----------
BALANCE, DECEMBER 31, 1999                               129,956            175,844             (280,095)         25,705
Shares issued under Directors' Stock Plan                     56                  3                    -              59
Net income                                                     -                  -                7,243           7,243
Dividends paid                                                 -                  -               (9,130)         (9,130)
                                                     -----------          ---------          -----------      ----------
BALANCE, DECEMBER 31, 2000                               130,012            175,847             (281,982)         23,877
Shares issued under Directors' Stock Plan                      1                  -                    -               1
Net income                                                     -                  -               14,325          14,325
Other comprehensive loss                                       -                  -              (17,897)        (17,897)
Dividends paid                                                 -                  -              (13,001)        (13,001)
                                                     -----------          ---------          -----------      ----------
BALANCE, DECEMBER 31, 2001                            $  130,013          $ 175,847            ($298,555)     $    7,305
                                                     ===========          =========          ===========      ==========

See notes to consolidated financial statements.



METROPOLIS REALTY TRUST, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
                                                                                   Years Ended December 31,
                                                                             2001            2000             1999
                                                                             ----            ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $    14,325      $    7,243       $ 107,333
Adjustments to reconcile net income to net cash provided by operating activities:
   Gain on sale of property                                                         -               -         (50,445)
   Gain on purchase of minority interest                                      (13,009)              -               -
   Write-off of deferred financing costs                                           -                -           2,307
   Depreciation and amortization                                               16,297          15,987          17,440
   Bad debt expense                                                             1,301               -             585
   Write-off of note receivable                                                     -               -           1,088
   Change in:
      Increase in escrow deposits and restricted cash                          (1,836)         (2,490)         (2,516)
      Decrease/(increase) in due from tenants                                   1,434          (2,427)          1,057
      Decrease/(increase)in tenant security deposits                               24              (2)            416
      (Increase)/decrease in prepaid expenses and other assets                   (151)            149           5,345
      Decrease in real estate tax refunds                                           -           3,175           2,421
      Increase in deferred rent receivable                                     (1,291)         (2,719)        (15,229)
      (Decrease)/increase in accounts payable and accrued expenses                (30)           (373)          3,619
      (Decrease)/increase in tenant security deposits, unearned
      revenue and credits due tenants                                          (3,326)          4,000            (990)
                                                                          -----------      ----------       ---------
   Net cash provided by operating activities                                   13,738          22,543          72,431
                                                                          -----------      ----------       ---------

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sale of property                                                      -               -         344,259
Additions to building and equipment                                            (1,033)         (4,155)        (12,308)
Leasing costs                                                                  (2,357)         (2,982)        (21,250)
Changes in notes receivable                                                        14            (289)          8,218
                                                                          -----------      ----------       ---------
   Net cash (used) provided in investing activities                            (3,376)         (7,426)        318,919
                                                                          -----------      ----------       ---------

CASH FLOW FROM FINANCING ACTIVITIES:
Purchase of minority interest                                                  (1,400)              -               -
Proceeds from mortgage note payable                                                 -               -         425,000
Financing costs                                                                   (16)            (93)        (12,823)
Payments on secured notes                                                           -               -        (410,625)
Dividends paid                                                                (13,001)         (9,130)       (408,950)
Distribution to subordinated minority interests                                     -               -            (446)
Issuance of shares of common stock                                                  1              59             250
                                                                          -----------      ----------       ---------
   Net cash used in financing activities                                      (14,416)         (9,164)       (407,594)
                                                                          -----------      ----------       ---------

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                               (4,054)          5,953         (16,244)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 15,066           9,113          25,357
                                                                          -----------      ----------       ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $    11,012      $   15,066       $   9,113
                                                                          ===========      ==========       =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid                                                         $    37,283      $   34,046       $  32,387
                                                                          ===========      ==========       =========
    Dividends declared                                                    $    13,001      $    9,100       $ 408,950
                                                                          ===========      ==========       =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Liabilities disposed of in connection with sale of property                     -               -       $ 170,009
                                                                          ===========      ==========       =========

See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
(in thousands, except share amounts)
--------------------------------------------------------------------------------


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

        On November 22, 1999, the Company sold all of its interests in the 237 Property. Following such sale and as of December 31, 2000, the Company owned a 94.05% partnership interest, as limited partner, in 1290 Partners, L.P., a Delaware limited partnership (the "1290 Property Owning Partnership"). The 1290 Property Owning Partnership owns the 1290 Property. A wholly-owned subsidiary of the Company ("1290 GP Corp.") owns a 1% interest, as general partner, in the 1290 Property Owning Partnership. The remaining 4.95% interest in the 1290 Property Owning Partnership was owned by 237/1290 Upper Tier Associates, L.P., a Delaware limited partnership (the "Upper Tier LP"). On March 23, 2001, the Company acquired the limited partnership interest held by the Upper Tier LP for $1,400 in accordance with the Agreement of Limited Partnership of the 1290 Property Owning Partnership. Upon consummation of such transaction, as of December 31, 2001, the Company directly and indirectly owns 100% of the 1290 Property Owning Partnership.

        Basis of Presentation - The consolidated financial statements include Metropolis and each of the entities through which Metropolis indirectly owns the Properties. All significant intercompany accounts and transactions have been eliminated in consolidation. Actual results could differ from those estimates. Certain 2000 and 1999 amounts have been reclassified to conform with the 2001 presentation.

        Rental Property - Rental property is carried at cost, net of accumulated depreciation and amortization, and includes land, building, tenant improvements and building improvements. Land is carried at $63,500, as of December 31, 2001 and 2000. Building, tenant improvements and building improvements are carried at $343,286 and $342,253 as of December 31, 2001 and December 31, 2000, respectively. If a property is determined to be impaired, it must be written down to its estimated fair value. Fair value is defined as the amount for which the asset could be bought or sold in a current transaction, that is, other than a forced or liquidation sale. No impairment of the 1290 Property exists as of December 31, 2001 and 2000.

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

        Escrow Deposits and Restricted Cash - Escrow deposits and restricted cash for the years ended December 31, 2001 and 2000 includes reserves for tenant improvements, leasing commissions, insurance, real estate taxes and real estate tax refunds.

        Recent Pronouncement - Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, was implemented by the Company on January 1, 2001. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated as hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated as a cash-flow hedge, the effective portion of changes in the fair value of the derivative is recorded in other comprehensive (loss) income and will be recognized in the income statement when the hedged item affects earnings. The ineffective portion of changes in the fair value of the derivative designated as a cash flow hedge is recognized in the income statement. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recognized in earnings.

        At January 1, 2001 the Company recorded approximately $6,900 in other comprehensive loss as a cumulative transition adjustment to record the 1290 Swap Agreement (See Note 4) at its estimated fair value as of that date.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (effective January 1, 2002). SFAS No. 144 supersedes existing accounting literature dealing with impairment and disposal of long-lived assets, including discontinued operations. It addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and expands current reporting for discontinued operations to include disposals of a "component" of an entity that has been disposed of or is classified as held for sale. The Company is in the process of evaluating the financial statement impact of the adoption of this standard.

        Use of Estimates - The presentation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities as of December 31, 2001 and 2000 and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

        Fair Value of Financial Instruments - The carrying amount of cash and cash equivalents, escrow deposits and restricted cash, tenant security deposits, accounts receivable and accounts payable are a reasonable estimate of their fair value due to their short-term nature. Management believes the fair market value of the mortgage loan payable approximates the carrying value at December 31, 2001 and 2000. The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2001 and 2000.

        Income  Taxes - The  Company  qualifies  as a REIT  under  the  Internal
        Revenue Code, as amended, and will generally not be taxed at the corporate level on income it currently distributes to its stockholders so long as it, among other things, distributes at least 90% of its REIT taxable income.

2.     SALE OF PROPERTY

        On September 23, 1999, the Company entered into an Interest Purchase Agreement with 237 Park Investors, L.L.C., pursuant to which the Company agreed to sell all of its interests in the 237 Property for an aggregate purchase price of $372,000, subject to customary prorations and certain adjustments (the "237 Property Sale").

        On November 22, 1999, the Company consummated the 237 Property Sale and recognized a gain of $50,445. Net assets as of the date of sale were $293,814. The following represents the results of operations for the 237 Property for the period January 1, 1999 through November 21, 1999:


                  REVENUES:
                  Base rental income                             $   34,261
                  Lease termination income                           25,855
                  Operating escalation income                         9,357
                  Miscellaneous income                                  495
                                                                -----------

                  Total revenues                                     69,968
                                                                -----------

                  OPERATING EXPENSES:
                  Real estate taxes                                   9,324
                  Operating and maintenance                           2,300
                  Utilities                                             572
                  Payroll                                             1,539
                  Management fees                                       635
                  Professional fees                                     515
                  General and administrative                            285
                  Depreciation and amortization                       5,624
                                                                -----------

                  Total operating expenses                           20,794
                                                                -----------

                  OTHER ITEMS:
                  Interest income                                     1,100
                  Interest expense                                  (11,801)
                                                                -----------

                  Total other items                                 (10,701)
                                                                -----------

                  NET INCOME                                    $    38,473
                                                                ===========

3.      REAL ESTATE TAX REFUNDS

        Tax certiorari proceedings have been settled with the City of New York for over-assessment of property taxes for the tax years ending June 30, 1991 through June 30, 1996 with respect to the 1290 Property. The Company received net proceeds of approximately $6,519 in December 2000 after payment of approximately $876 of fees and expenses incurred in connection with such proceedings. Of this amount, approximately $3,211 was expected to be reimbursed to tenants and was included in escrow deposits and restricted cash at December 31, 2000. During 2001, approximately $2,027 was reimbursed to tenants. The remaining balance to be reimbursed of approximately $1,184 is included in escrow deposits and restricted cash as of December 31, 2001. Such net proceeds were approximately $3,800 in excess of estimated net proceeds and are included in miscellaneous income in 2000.

      Tax certiorari proceedings have been commenced which remain outstanding against the City of New York for over-assessment of property taxes for the tax years ending June 30, 1997 through June 30, 2001 with respect to the 1290 Property. The outcome of these proceedings cannot be presently estimated.

4.    MORTGAGE LOAN

      In December 1999, the 1290 Property Owning Partnership refinanced mortgage indebtedness secured by the 1290 Property of approximately $224,900, and obtained a $425,000 mortgage loan (the "1290 Mortgage Loan"). Interest on the 1290 Mortgage Loan is based on LIBOR plus 2% and requires interest only payments through maturity on January 2, 2003. The 1290 Property Owning Partnership has a one time right (subject to achieving certain conditions, including a debt service coverage ratio, loan to value ratio and the payment of a 25 basis point extension fee), at its option, to extend the maturity for a period of twelve months. The 1290 Mortgage Loan may be repaid in whole without penalty. The costs associated with securing the 1290 Mortgage Loan of approximately $12,916 are included in deferred financing costs and are amortized over the term of the 1290 Mortgage Loan as a component of interest expense. Unamortized costs associated with the prior mortgage indebtedness of approximately $2,307 were written off in 1999.

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

      The 1290 Swap Agreement has been designated as a cash flow hedge and was deemed to be perfectly effective during 2001. As such, changes in the fair value of the 1290 Swap Agreement during the year ended December 31, 2001 have been reflected as other comprehensive loss in the accompanying statement of income and comprehensive loss. The difference between accrued interest expense calculated at the effective rate under the 1290 Swap Agreement and accrued interest expense calculated at the interest rate under the 1290 Mortgage Loan is recognized currently in earnings as interest.

      The maturity date of the 1290 Mortgage Loan and the termination date of the 1290 Swap Agreement are identical. The estimate of the cost to unwind the 1290 Swap Agreement is approximately $19,439 at December 31, 2001. The Company has no intention of unwinding the 1290 Swap Agreement. The Company estimates that approximately $18,254 of net derivative loss included in accumulated other comprehensive loss will be reclassified into earnings within the next 12 months.

5.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses as of December 31, 2001 and 2000 include property operating expenses payable and tenant claims against real estate tax proceeds.

6.    SUBORDINATED MINORITY INTEREST

      The Subordinated Minority Interest represented the 99% limited partnership interest that JMB/NYC Office Building Associates, L.P. owned of the Upper Tier LP which in turn owned a subordinated 4.95% limited partnership interest in the 1290 Property Owning Partnership (the "Subordinated Minority Interest"). On March 23, 2001, the Company exercised its right to acquire the Subordinated Minority Interest held by the Upper Tier LP for $1,400 in accordance with the Agreement of Limited Partnership of the 1290 Property Ownership Partnership.

7.   STOCKHOLDERS' EQUITY

     The Company has the authority to issue 50,000,000 shares of common stock, par value $10 per share (the "Common Stock"), and 10,000,000 shares of Preferred Stock, par value $10 per share. On October 10, 2001, the classification of the Common Stock into two classes of Common Stock terminated pursuant to the terms of the Charter. All shares of Class A and Class B Common Stock were automatically converted into a single class of Class A Common Stock. As of December 31, 2001, there were 13,001,346 shares of the Company's Class A Common Stock issued and outstanding.

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

     As of December 31, 2001, there were outstanding options to acquire an aggregate of 3,000 shares of Common Stock at an exercise price of $12.50 per share.

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

     Asset Management - The Company has entered into an Asset Management Agreement with a company ("Asset Manager") that is directly affiliated with two of Metropolis' stockholders. One of these stockholders is also a Director and Officer of the Company. The Asset Manager provides asset advisory, consultation and management services for the Company. Fees for such services are payable in arrears, at a rate of $25 per month. The Asset Management Agreement also provides for reimbursement for costs and expenses for contractors and professional fees, payable as incurred. Asset management fees incurred for the years ended December 31, 2001, 2000, and 1999 were approximately $300 each year.

     Property Management - The Company has also entered into a Management and Leasing Agreement with a company ("Property Manager/Leasing Agent") that is an affiliate of a stockholder. The Property Manager/Leasing Agent managed, operated and provided all supervisory, management and leasing services for the 1290 Property for the years ended December 31, 2001, 2000 and 1999 and for the 237 Property for the year ended December 31, 1999. The Management and Leasing Agreement provides for a fee of 1.5% of gross revenues, payable monthly, and reimbursement for overhead and all reasonable out-of-pocket expenses incurred. The Management and Leasing Agreement also provides for leasing commissions to be calculated on a sliding scale percentage basis of the lease's base rent. Fees incurred under the Management and Leasing Agreement for the years ended December 31, 2001, 2000, and 1999 totaled approximately $2,071, $2,295, and $5,528, respectively.

     An affiliate of the Property Manager/Leasing Agent provided the cleaning services for the 1290 Property for the months January through February of 2001 and the years ended December 31, 2000 and 1999 and for the 237 Property for the year ended December 31, 1999. Fees incurred for cleaning services for the years ended December 31, 2001, 2000, and 1999 totaled $405, $2,499, and $3,680, respectively.

     REIT Management - The Company has entered into a REIT Management Agreement with the Property Manager/Leasing Agent ("REIT Manager"). The REIT Manager performs certain accounting, administrative and monitoring services. The REIT Management Agreement provides for compensation to the REIT Manager of a monthly fee and reimbursement of documented out-of-pocket expenses. Fees incurred under the REIT Management Agreement for the years ended December 31, 2001, 2000, and 1999 were $126, $137, and $125, respectively.

10.  LEASES

     Minimum future rents (excluding escalation rentals) due to the Company under noncancellable leases as of December 31, 2001 are as follows:

                            2002                                  $  82,256
                            2003                                     84,260
                            2004                                     77,837
                            2005                                     72,567
                            2006                                     69,135
                            Thereafter                              360,736
                                                                   --------
                                                                   $746,791
                                                                   ========

11.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                             (In Thousands, Except Per Share Amounts)
                                                                       Fiscal Quarters Ended

2001                                           1Q                    2Q                    3Q                    4Q
-------------------------------------- -------------------- --------------------- --------------------- ---------------------

Total revenues                                  22,787               23,718                23,275                24,186
Net income                                      13,604                  344                   120                   257
Net income per share                         $    1.05            $    0.03             $    0.01             $    0.01
Net income per share assuming
     dilution                                $    1.05            $    0.03             $    0.01             $    0.01

2000                                           1Q                    2Q                    3Q                    4Q
-------------------------------------- -------------------- --------------------- --------------------- ---------------------
Total revenues                                  21,875               23,777                22,495                27,171
Net income (loss)                                  475                2,117                  (315)                4,966
Net income (loss) per share                  $    0.04            $    0.16             $   (0.02)            $    0.38
Net income (loss) per share assuming
     dilution                                $    0.04            $    0.16             $   (0.02)            $    0.38

1999                                           1Q                    2Q                    3Q                    4Q
-------------------------------------- -------------------- --------------------- --------------------- ---------------------
Total revenues                                  32,813               59,145                33,631                31,969
Net income                                       8,772               35,126                 5,532                57,903
Net income per share                         $    0.68            $    2.71             $    0.43             $    4.45
Net income per share assuming
     dilution                                $    0.68            $    2.70             $    0.43             $    4.45


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company as of December 31, 2001 are as follows:

Name                                       Age        Position
----                                       ---        --------

William L. Mack......................      62         Director and Chairman
                                                      of the Board

Lee S. Neibart.......................      51         Director and President

Bruce H. Spector.....................      59         Director

John R.S. Jacobsson..................      33         Director, Vice President
                                                      and Secretary

John R. Klopp........................      48         Director and Vice
                                                      President

Russel S. Bernard....................      44         Director

David A. Strumwasser.................      50         Director

David Roberts........................      39         Director

                Each of the officers and directors listed above, other than John
R. Klopp and John R.S. Jacobsson, has served in the positions listed for the Company since September 1996. Mr. Klopp has served as a Director since September 1996 and as an officer since December 1996. Mr. Jacobsson has served as a Director since October 1997 and as an officer since December 1996.

                William L. Mack has served as the Chairman of the Board of Directors of the Company since 1996. Mr. Mack is the managing partner of Apollo Real Estate Advisors, L.P. ("AREA"), the manager of five opportunistic real estate investment funds, which he co-founded in 1993, and serves as President of its corporate general partner. Beginning in 1969, Mr. Mack served as Managing Partner of the Mack Company, where he oversaw the dynamic growth of the Mack Company's office, industrial, retail and hotel facilities. Mr. Mack has served as a director of Mack-Cali Realty Corporation ("Mack-Cali") since the 1997 merger of the Mack Company's office portfolio into Mack-Cali and has served as Chairman of Mack-Cali since June 2000. Mr. Mack is also a director of The Bear Stearns Companies, Inc., an investment banking firm, Vail Resorts, Inc., an owner and operator of Colorado ski resorts, and Wyndham International, Inc., an owner and operator of a national chain of hotel properties. Mr. Mack attended the Wharton School of Business and Finance at the University of Pennsylvania and received a B.S. degree in business administration, finance and real estate from New York University.

                Lee S. Neibart is a partner of AREA with which he has been associated since 1993, and directs portfolio and asset management. From 1979 to 1993, he was Executive Vice President and Chief Operating Officer of the Robert Martin Company, a private real estate development and management firm. Mr. Neibart is a director of Atlantic Gulf Communities Corp., a land development company, Roland International Corporation, a land development company, Wyndham International, Inc., and Meadowbrook Golf Group, Inc., an owner and operator of golf courses. Mr. Neibart received a B.A. from the University of Wisconsin and an M.B.A. from New York University.

                Bruce H. Spector is a partner of AREA with which he has been associated since 1993, and has been responsible for advising on matters of reorganization strategy. From 1967 to 1992, Mr. Spector was a member of the law firm of Stutman, Treister and Glatt, spending a substantial amount of that time as a senior partner and head of the firm's executive committee. Mr. Spector is a director of Pacer International, Inc., a national intermodal and logistics company, Vail Resorts, Inc. and Park Media, LLC, a firm specializing in bringing advertising revenue to the owners of parking venues. Mr. Spector received a B.A. from the University of Southern California and a J.D. from the UCLA School of Law.

                John R.S. Jacobsson is a partner of AREA with which he has been associated since its founding in 1993. Mr. Jacobsson is responsible for investments, investment management and capital raising at AREA and co-heads its Japanese investment program. Prior to 1993, Mr. Jacobsson was associated with the acquisitions group of Trammell Crow Ventures, a real estate investment firm. Mr. Jacobsson is a director of Koger Equity, Inc., Roland International Corporation and Oasis Car Wash, Inc., an owner and operator of car washes. Mr. Jacobsson received a B.A. from Harvard College in 1990.

                John R. Klopp has been a director of Capital Trust, Inc. ("Capital Trust"), an investment management and finance company focused on the commercial real estate industry, since January 1997, and the Chief Executive Officer, a Vice Chairman and the President of Capital Trust since February 1997, July 1997 and January 1999, respectively. Mr. Klopp was a founder and a Managing Partner of Victor Capital Group L.P. ("VCG") from 1989 until the acquisition of VCG by Capital Trust in July 1997. From 1982 to 1989 Mr. Klopp was a Managing Director and co-head of Chemical Realty Corporation ("Chemical Realty"), the real estate investment banking affiliate of Chemical Bank. Prior to founding Chemical Realty, Mr. Klopp held various positions with Chemical Bank's Real Estate Division, where he was responsible for originating, closing and monitoring portfolios of construction and interim loans. He received a B.A. from Tufts University in 1976 with a major in economics and an M.B.A. in 1978 from the Wharton School of Business and Finance at the University of Pennsylvania with a major in real estate and finance.

                Russel S. Bernard is a Principal of Oaktree Capital  Management,
LLC ("Oaktree"), with which he has been associated since 1995, and is the portfolio manager of Oaktree's real estate and mortgage funds. Prior to joining Oaktree in 1995, Mr. Bernard was a Managing Director of Trust Company of the West ("TCW"). Under subadvisory relationships with Oaktree, Mr. Bernard continues to serve as portfolio manager for the TCW Special Credits distressed mortgage funds. From 1986 to 1994, Mr. Bernard was a partner in Win Properties, Inc., a national real estate investment company, where he was responsible for the acquisition, financing and operation of a national real estate portfolio. Mr. Bernard holds a B.S. in Business Management and Marketing from Cornell University.

                David A. Strumwasser is a Principal of Whippoorwill Associates, Incorporated ("Whippoorwill"), an investment management firm, and has served as a Managing Director and General Counsel of Whippoorwill since 1993. From 1984 to 1993, Mr. Strumwasser was a Partner and co-head of the Bankruptcy and Reorganization Practice at the New York law firm of Berlack, Israels & Liberman LLP. Prior to that, he practiced bankruptcy law at Anderson Kill & Olick, LLP from 1981 to 1984, and at Weil, Gotshal & Manges LLP from 1976 to 1979. From
1979 to 1981, Mr. Strumwasser was an Assistant Vice President at Citicorp Industrial Credit, Inc. Mr. Strumwasser is a director of Barneys New York, Inc., a luxury retailer. Mr. Strumwasser received a B.A. in political science from the State University of New York at Buffalo in 1973 and a J.D. from Boston College Law School in 1976.

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

                Prior to October 10, 2001, the Company's Board of Directors was divided into five classes. Each director in such class was elected by a specifically designated stockholder (or class of stockholders) in accordance with the Charter. The initial terms of the first, second, third and fourth classes expired in 1997, 1998, 1999 and 2000, respectively, after which time each such class of directors was elected for a term which expired at the annual meeting of stockholders for fiscal year 2001, which meeting was held in January 2002. The initial term of the fifth class of directors expired immediately prior to such annual meeting.

                On October 10, 2001, the classification of the Common Stock into two classes of Common Stock terminated pursuant to the terms of the Charter. All shares of Class A and Class B Common Stock were automatically converted into a single class of Class A Common Stock.

                Pursuant to the Charter, the Company's Board of Directors is no longer divided into classes and each director will be elected for one-year terms by the holders of the Class A Common Stock voting as a single class. The Charter does require, however, that the Company will at all times have at least two directors that are not affiliated with Apollo, any Transferee (as defined in the Charter) or any other stockholder of more than 10% of the stock of the Company.

                Compliance with Section 16(a) of the Exchange Act

                Section 16(a) of the Securities and Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and 10% stockholders are required by regulation of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of Forms 3, 4 and 5 available to the Company and written representations from certain of the directors, officers and 10% stockholders that no form is required to be filed, the Company believes that no director, officer or beneficial owner of more than 10% of the Common Stock failed to file on a timely basis reports required pursuant to Section 16(a) of the Exchange Act with respect to 2001.

ITEM 11.        EXECUTIVE COMPENSATION

                The Company has no employees and none of its executive officers receives any compensation in their capacities as executive officers. For fiscal year 2001, the members of the Board of Directors earned (i) $15,000 in cash as an annual retainer, (ii) 400 shares of Common Stock issued under the Company's 1996 Directors' Stock Option Plan (as amended, the "Stock Plan") and (iii) $750.00 per meeting of the Board of Directors attended by such member. Upon election to the Board of Directors, each initial Director received options (the "Options") to purchase 3,000 shares of the Company's Class A Common Stock which vested over two years.

                On December 13, 1999, the Board of Directors decreased the exercise price of all outstanding options by $15.00 per share in consideration of a special distribution to stockholders of $15.00 per share that was made on December 10, 1999. On December 23, 1999, each member of the Board of Directors (except Mr. Jacobsson) exercised his Options. On December 28, 1999, the Board of Directors decreased the exercise price of Mr. Jacobsson's options by another $15.00 per share to $12.50 per share in consideration of a second special distribution to stockholders of $15.00 per share that was made on December 27, 1999. See "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT -- Description of Stock Plan."

                The Company has purchased a directors' and officers' liability insurance policy in the amount of $10,000,000.

                John R.S. Jacobsson, Lee S. Neibart and John R. Klopp are also the directors of a wholly-owned subsidiary of the Company ("1290 GP Corp.") which owns a 1% interest, as general partner, in the 1290 Property Owning Partnership. The officers of the Company and 1290 GP Corp. are identical. The officers of the Company will not receive any compensation from the Company other than any compensation they may receive as directors. The directors and officers of 1290 GP Corp. will not receive any compensation from 1290 GP Corp.

                In January 2000, the directors of the Company appointed Lee S. Neibart, John R.S. Jacobsson and John R. Klopp to serve as the members of the Company's audit committee. Messrs. Neibart and Jacobsson are partners of AREA which is the general partner of Apollo Real Estate Investment Fund, L.P., a significant stockholder of the Company. Mr. Klopp is the Chief Executive Officer of Capital Trust, Inc. whose relationship to the Company is described under "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -- Asset Manager." The audit committee does not serve pursuant to a written charter. Its purposes are to (i) make recommendations concerning the engagement of the Company's independent public accountants, (ii) review with the Company's independent public accountants the policies, procedures and results of the audit engagement, (iii) approve professional services provided by the Company's independent public accountants, (iv) review the independence of the Company's independent public accountants, (v) consider the range of audit and non-audit fees, (vi) review the adequacy of the Company's internal accounting controls, and (vii) recommend information to be included in the Company's quarterly reports on Forms 10-Q and annual reports on Forms 10-K.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                The information set forth in the following table is furnished as of March 15, 2002, with respect to any person (including any "group," as that term is used in Section 13(d)(3) of the Exchange Act) who is known to the Company to be the beneficial owner of more than 5% of any class of the Company's voting securities, and as to those shares of the Company's equity securities beneficially owned by each of its directors, its executive officers, and all of its executive officers and directors as a group. As of March 15, 2002, there were 13,004,946 shares of Common Stock outstanding.


                                                  Number of Shares            Percent of Common
                                                 Beneficially Owned                 Stock
Principal Stockholders                           ------------------           ------------------

Apollo Real Estate Investment Fund, L.P. (1)                4,936,060                  38.0%
The TCW Group, Inc. (2)                                     2,254,341                  17.3%
Oaktree Capital Management, LLC (3)                         1,917,463                  14.7%
WSB Realty, L.L.C. (4)                                      1,122,421                   8.6%
Angelo, Gordon & Co., L.P. (5)                              1,094,543                   8.4%
Intermarket Corp. (6)                                         931,000                   7.2%

Directors and Executive Officers

William L. Mack (7)                                             4,600                   *
Lee S. Neibart (8)                                              4,600                   *
John R.S. Jacobsson (9)                                         4,600                   *
Bruce H. Spector (10)                                           4,600                   *
John R. Klopp (11)                                             24,600                   *
Russel S. Bernard (12)                                              0                   *
David A. Strumwasser (13)                                           0                   *
David Roberts (14)                                                  0                   *
                                                              -------
Directors and Executive Officers as a group (8 persons) (15)   43,000                   *
                                                              =======

*        Less than 1%

(1) Held of record by Atwell & Co., c/o The Chase Manhattan Bank, N.A., 4 New York Plaza, New York, NY 10004. AREA is the managing general partner of Apollo Real Estate Investment Fund, L.P. ("Apollo") and a joint reporting person with respect to beneficial ownership of these shares of Common Stock according to Apollo's Schedule 13G filed with the Securities and Exchange Commission on February 13, 1998.

(2) Includes 1,586,814 shares as to which voting and dispositive power is shared with Oaktree Capital Management, LLC ("Oaktree") as an investment sub-adviser to TCW Asset Management Company for various limited partnerships, trusts and third party accounts for which TCW Asset Management Company acts as general partner or investment manager. Also includes 667,527 shares held by various limited partnerships, trusts and third party accounts for which TCW Special Credits acts as general partner or investment manager. The shares shown are held of record by (i) Hare & Co., c/o Investors Bank and Trust Company, 200 Clarendon Street, Boston, Massachusetts 02117-9130 (58,124 shares), and
         (ii) Cede & Co., c/o Investors Bank and Trust Company, 200 Clarendon Street, Boston, Massachusetts 02117-9130 (2,196,217 shares). To the extent permitted by applicable law, The TCW Group Inc. hereby disclaims beneficial ownership of such shares.

(3) Includes 1,586,814 shares as to which voting and dispositive power is shared with TCW Asset Management Company, which acts as general partner or investment manager for certain funds and accounts for which Oaktree acts as an investment sub-adviser. Also includes 284,839 shares held by two limited partnerships of which Oaktree is general partner and 41,210 shares held by a third party account for which Oaktree acts as investment manager. The 326,049 shares as to which Oaktree has sole voting and dispositive power are held of record by Cun & Co., c/o The Bank of New York, One Wall Street, New York, NY 10005. Also includes 4,600 shares held directly by Oaktree. To the extent permitted by applicable law, Oaktree hereby disclaims beneficial ownership of such shares.

(4) Does not include 4,600 shares owned by The Goldman Sachs Group, Inc. WSB Realty, L.L.C. is located at 85 Broad Street, New York, NY 10004. According to Amendment No. 3 to the Schedule 13G filed by The Goldman Sachs Group, Inc. with the Securities and Exchange Commission on February 13, 2001, these shares are reported as beneficially owned by:
         (i) Goldman, Sachs & Co., (ii) The Goldman Sachs Group, Inc., (iii) WSB Realty, L.L.C., (iv) Whitehall Street Real Estate Limited Partnership V and (v) WH Advisors, L.L.C. V.

(5) The address of Angelo, Gordon & Co., L.P. ("Angelo, Gordon") is 245 Park Avenue, New York, NY 10167. According to Amendment No. 3 to the
         Schedule 13G filed by Angelo, Gordon with the Securities and Exchange Commission on February 8, 2002, these shares are reported as beneficially owned by: (i) Angelo, Gordon & Co., L.P., (ii) John M. Angelo, in his capacities as a general partner of AG Partners, L.P., the sole general partner of Angelo, Gordon, and the chief executive officer of Angelo, Gordon and (iii) Michael L. Gordon, in his capacities as the other general partner of AG Partners, L.P. and the chief operating officer of Angelo, Gordon.

(6)      Intermarket Corp.'s address is 667 Madison Avenue, New York, NY 10021.

(7) Does not include shares owned by Apollo. Includes 1,600 shares of Common Stock issued directly to Mr. Mack, and 3,000 shares of Common Stock issued upon the exercise of options granted to Mr. Mack, under the Company's Stock Plan. Mr. Mack is the managing partner of AREA, the general partner of Apollo, and the President of AREA's corporate general partner. Mr. Mack disclaims beneficial ownership of the shares of Common Stock owned by Apollo.

(8) Does not include shares owned by Apollo. Includes 1,600 shares of Common Stock issued directly to Mr. Neibart, and 3,000 shares of Common Stock issued upon the exercise of options granted to Mr. Neibart, under the Company's Stock Plan. Mr. Neibart is a partner of AREA. Mr. Neibart disclaims beneficial ownership of the shares of Common Stock owned by Apollo.

(9) Does not include shares owned by Apollo. Includes 1,600 shares of Common Stock issued directly to Mr. Jacobsson, and 3,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Jacobsson, under the Company's Stock Plan. Mr. Jacobsson is a partner of AREA. Mr. Jacobsson disclaims beneficial ownership of the shares of Common Stock owned by Apollo.

(10) Does not include shares owned by Apollo. Includes 1,600 shares of Common Stock issued directly to Mr. Spector, and 3,000 shares of Common Stock issued upon the exercise of options granted to Mr. Spector, under the Company's Stock Plan. Mr. Spector is a partner of AREA. Mr. Spector disclaims beneficial ownership of the shares of Common Stock owned by Apollo.

(11) Includes 1,600 shares of Common Stock issued directly to Mr. Klopp, and 3,000 shares of Common Stock issued upon the exercise of options granted to Mr. Klopp, under the Company's Stock Plan.

(12) Does not include shares owned by funds and accounts managed by Oaktree or shares owned directly by Oaktree. Does not include 1,600 shares of Common Stock issued directly to Mr. Bernard, and 3,000 shares of Common Stock issued upon the exercise of options granted to Mr. Bernard, under the Company's Stock Plan. Mr. Bernard is required to transfer to Oaktree any shares of Common Stock he either receives directly under the Company's Stock Plan or purchases upon an exercise of options granted under the Company's Stock Plan. Mr. Bernard is a Principal of Oaktree. Mr. Bernard disclaims beneficial ownership of the shares of Common Stock owned by funds and accounts managed by Oaktree and the shares of Common Stock owned directly by Oaktree.

(13) Does not include 289,503 shares held by various limited partnerships, a trust and third party accounts for which Whippoorwill has discretionary authority and acts as general partner or investment manager. Does not include 1,600 shares of Common Stock issued directly to Mr. Strumwasser, and 3,000 shares of Common Stock issued upon the exercise of options granted to Mr. Strumwasser, under the Company's Stock Plan. Mr. Strumwasser is a Principal, Managing Director and the General Counsel of Whippoorwill. Mr. Strumwasser is required to transfer to Whippoorwill any shares of Common Stock he either receives directly under the Company's Stock Plan or purchases upon an exercise of options granted under the Stock Plan. Mr. Strumwasser disclaims beneficial ownership of the shares of Common Stock owned by discretionary accounts managed by Whippoorwill as set forth above.

(14) Does not include shares owned by Angelo, Gordon. Does not include 1,600 shares of Common Stock issued directly to Mr. Roberts, and 3,000 shares of Common Stock issued upon the exercise of options granted to Mr. Roberts, under the Company's Stock Plan. Mr. Roberts is required to transfer to Angelo, Gordon any shares of Common Stock he either receives directly under the Company's Stock Plan or purchases upon an exercise of options granted under the Stock Plan. Mr. Roberts is a Managing Director of Angelo, Gordon. Mr. Roberts disclaims beneficial ownership of the shares of Common Stock owned by Angelo, Gordon.

(15) See notes 7 through 14 above with respect to the nature of the ownership of Directors and Executive Officers as a group, including disclaimers of beneficial ownership described therein.

                Description of Stock Plan

                The following is a summary of the material terms of the Stock Plan, as amended. Such summary does not purport to be complete and is qualified in its entirety by reference to the Stock Plan, a copy of which has been filed as Exhibit 10.5 hereto.
   -----------
                The Board of Directors adopted the Stock Plan on October 10, 1996 (the "Effective Date"), and amended the Stock Plan on December 13, 1999. The purpose of the Stock Plan is to attract and retain qualified persons as Directors. Pursuant to the Stock Plan, the Board of Directors of the Company has the authority to issue to members of the Company's Board of Directors options to purchase, in the aggregate, 100,000 shares of Class A Common Stock. Pursuant to the Plan of Reorganization of the Company's predecessors and the Stock Plan, on the Effective Date, the initial members of the Company's Board of Directors were each granted 3,000 Options. After the adjustment of the Options' exercise prices, each such Director exercised his Options on December 23, 1999, as more particularly described under "EXECUTIVE COMPENSATION." In March 1998, John R.S. Jacobsson was granted options entitling him to purchase an aggregate of 3,000 shares of Class A Common Stock at an exercise price of $42.50 per share. Such options were issued in July 1998, and are fully exercisable as of December 31, 2000. The exercise price of Mr. Jacobsson's options was adjusted to $27.50 and to $12.50 on December 13, 1999 and December 28, 1999, respectively, as more particularly described under "EXECUTIVE COMPENSATION."

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

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                Asset Manager

                The Company has retained Capital Trust to serve as the Company's Asset Manager pursuant to an Asset Management Agreement, dated as of December 22, 2000 (the "Asset Management Agreement"). John R. Klopp, one of the Company's Directors and an officer and a stockholder of the Company, is the Chief Executive Officer of Capital Trust. Pursuant to the Asset Management Agreement, the Asset Manager serves as the Company's advisor and consultant with respect to the management of the 1290 Property and the Company's interests in the 1290 Property Owning Partnership.

                The Asset Management Agreement had an initial term of one year, which term is automatically extended for consecutive one-year periods thereafter unless the Company or the Asset Manager notifies the other at least 30 days before the then current term would otherwise terminate of its election not to extend the term.

                The Company may terminate the Asset Management Agreement (i) after the expiration of a cure period, by notice to the Asset Manager if the Asset Manager defaults in any material respect in its performance under the Asset Management Agreement, and (ii) immediately upon notice to the Asset Manager if the 1290 Property is sold or if there is a change in control of the Asset Manager. The Asset Manager may terminate the Asset Management Agreement if the Company defaults in the payment of any amount due and payable to the Asset Manager and such default continues for 30 days after the Asset Manager's written notice to the Company of such default. Either party may terminate the Asset Management Agreement by giving notice to the other upon the occurrence of certain events relating to the bankruptcy or insolvency of the other party.

                Pursuant to the Asset Management Agreement, the Company pays the Asset Manager a fee (the "Asset Management Fee") in an amount equal to $25,000 per month. Asset management fees incurred for each of the years ended December 31, 2001, 2000, and 1999 aggregated approximately $300,000. In addition to the payment of the Asset Management Fee, the Company reimburses the Asset Manager for certain expenses. If the Company believes that the Asset Management Fee should be reduced and the parties are unable in good faith to agree upon a reduced fee, the Asset Management Agreement will be terminable by either party upon 90 days' notice to the other.

                Management and Leasing Agreements

                The 1290 Property Owning Partnership entered into a management and leasing agreement, dated as of the Effective Date (the "Property Management Agreement"), with the Property Manager/Leasing Agent. Nyprop, LLC, a stockholder of the Company, is an affiliate of the Property Manager/Leasing Agent. Pursuant to the Property Management Agreement, the Property Manager/Leasing Agent performed all supervisory, management and leasing services and functions reasonably necessary or incidental to the leasing, management and operations of the 1290 Property for the years ended December 31, 2001, 2000, and 1999 and for the 237 Property for the year ended December 31, 1999. Fees under the Property

Management Agreement for the years ended December 31, 2001, 2000, and 1999 totaled approximately $2,071,000, $2,295,000, and $5,528,000, respectively.

                An affiliate of the Property Manager/Leasing Agent provided cleaning services for the 1290 Property for the months January through February of 2001 and for the years ended December 31, 2000 and 1999 and for the 237 Property for the year ended December 31, 1999. Fees incurred for cleaning services for the years ended December 31, 2001, 2000, and 1999 totaled $405,000, $2,499,000, and $3,680,000, respectively.

                The Property Management Agreement had an initial term of two years, which term is automatically extended for additional consecutive 90-day terms until such time as the 1290 Property Owning Partnership notifies the Property Manager/Leasing Agent in writing, at least 30 days before the then current term would otherwise terminate, of its election not to extend the term of the Property Management Agreement.

                The 1290 Property Owning Partnership may terminate the Property Management Agreement on 60 days notice if the 1290 Property is either sold by the 1290 Property Owning Partnership or refinanced by the 1290 Property Owning Partnership pursuant to a securitized financing of the 1290 Property; provided that termination of the Property Management Agreement as a result of such financing will only be effective if the Property Manager/Leasing Agent is not approved by the rating agency participating in such financing. In addition, the 1290 Property Owning Partnership may terminate the Property Management Agreement
(i) after a certain cure period, upon notice to the Property Manager/Leasing Agent if the Property Manager/Leasing Agent breaches a material term of the Property Management Agreement, and (ii) immediately upon notice to the Property Manager/Leasing Agent if (x) the Property Manager/Leasing Agent or any principal of the Property Manager/Leasing Agent intentionally misappropriates funds of the 1290 Property Owning Partnership or commits fraud against the 1290 Property Owning Partnership or (y) there is a change in control of the Property Manager/Leasing Agent. The Property Manager/Leasing Agent may terminate the Property Management Agreement (i) after a certain cure period, upon notice to the 1290 Property Owning Partnership if the 1290 Property Owning Partnership breaches a material term of the Property Management Agreement, and (ii) upon 60 days notice to the 1290 Property Owning Partnership if the 1290 Property Owning Partnership fails to provide funds on a consistent basis to operate and maintain the 1290 Property. Either party may terminate the Property Management Agreement upon notice to the other party if (x) a petition in bankruptcy is filed against the other party and is not dismissed within 60 days, (y) a trustee, receiver or other custodian is appointed for a substantial portion of the other party's assets and is not vacated within 60 days or (z) the other party makes an assignment for the benefit of its creditors.

                Pursuant to the Property Management Agreement, the 1290 Property Owning Partnership (i) pays the Property Manager/Leasing Agent a fee in an amount equal to 1.5% of gross revenues from the 1290 Property, which fee is paid monthly, and (ii) reimburses the Property Manager/Leasing Agent for all reasonable out-of-pocket expenses incurred by the Property Manager/Leasing Agent related to the performance of its responsibilities under the Property Management Agreement, to the extent set forth in the annual budget. In addition, the Property Manager/Leasing Agent is entitled to receive commissions in connection with the leasing of space at the 1290 Property and renewals and extensions of leases.

                The Company has entered into a REIT Management Agreement with the Property Manager/Leasing Agent ("REIT Manager"). The REIT Manager performs certain accounting, administrative and monitoring services. The REIT Management Agreement provides for compensation to the REIT Manager of monthly fees of approximately $10,500 per month, and reimbursement of documented out-of-pocket expenses. Fees incurred under the REIT Management Agreement for the years ended December 31, 2001, 2000, and 1999 were $126,000, $137,000, and $125,000, respectively.

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

3.2           Amended and Restated By-Laws of Metropolis Realty Trust, Inc. *

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

(c)           Exhibits.
              Refer to paragraph (a)(3) under this Item 14.

(d)           Not applicable.

-------------------------------
*             Incorporated  by  reference  to  the   registrant's   Registration
              Statement on Form 10 (File No. 0-21849) and any amendments thereto.

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

                                          METROPOLIS REALTY TRUST, INC.



                                          By:       /s/  Lee S. Neibart
                                                    ----------------------
                                          Name:     Lee S. Neibart
                                          Title:    President and Director



                                          By:       /s/  Stuart Koenig
                                                    ---------------------------
                                          Name:     Stuart Koenig
                                          Title:    Principal Financial Officer



Date:  March 28, 2002


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


               Signature                                 Title                                  Date
               ---------                                 -----                                  ----

 /s/  Lee S. Neibart                            President and Director                   March 28, 2002
------------------------------------
Lee S. Neibart

/s/  William L. Mack                         Chairman of the Board and                   March 28, 2002
---------------------------                             Director
William L. Mack

 /s/  John R.S. Jacobsson                    Vice President, Secretary and               March 28, 2002
---------------------------                             Director
John R.S. Jacobsson

 /s/  John R. Klopp                          Vice President and Director                 March 28, 2002
------------------------------------
John R. Klopp

 /s/  Bruce H. Spector                                 Director                          March 28, 2002
------------------------------------
Bruce H. Spector


               Signature                                 Title                                  Date
               ---------                                 -----                                  ----

 /s/  Russel S. Bernard                                Director                          March 28, 2002
------------------------------------
Russel S. Bernard

 /s/  David A. Strumwasser                             Director                          March 28, 2002
---------------------------
David A. Strumwasser
