Form 10-Q
period 2002-03-31
METROPOLIS REALTY TRUST INC
filed 2002-05-15
CIK 1028198

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark One)
[X]      QUARTERLY  REPORT PURSUANT  TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002

                            ------------------------
                                       OR

[ ]      TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to

                             -----------------------

Commission file number 0-21849
                             -----------------------

                          METROPOLIS REALTY TRUST, INC.

                          ---------------------------
             (Exact name of registrant as specified in its charter)

              MARYLAND                                      13-3910684
           --------------                                  ------------
 (State or other jurisdiction of                          (IRS Employer
  incorporation or organization)                        Identification No.)



                             c/o Capital Trust, Inc.
                                 410 Park Avenue
                                   14th Floor
                            New York, New York 10022
                          -----------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (212) 655-0220
                             -----------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]           No [ ]

As of May 14, 2002, there were 13,004,946 shares of the Company's Common Stock issued and outstanding. Of the Company's 13,004,946 shares of Common Stock issued and outstanding, approximately 8,658,593 shares are held by affiliates of the Company and approximately 4,346,353 of the Company's shares are held by non-affiliates of the Company.

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

ITEM 1.  Financial Statements................................................ 1

     The accompanying unaudited, interim financial statements have been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation have been included.

         Consolidated Balance Sheets as of March 31, 2002 (unaudited) and
         December 31, 2001 (audited)......................................... 1

         Consolidated  Statements of Operations and Comprehensive Income
         (Loss) for the Quarters Ended March 31, 2002 and 2001
         (unaudited)......................................................... 2

         Consolidated Statements of Cash Flows for the Three Months Ended
         March 31, 2002 and 2001 (unaudited)..................................3

         Notes to Consolidated Financial Statements (unaudited)...............4

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations................................................8

ITEM 3.  Quantitative and Qualitative Disclosure About Market Risk............9


PART II--OTHER INFORMATION...................................................10
--------------------------

ITEM 1.  Legal Proceedings...................................................10

ITEM 2.  Changes in Securities...............................................10

ITEM 3.  Defaults Upon Senior Securities.....................................10

ITEM 4.  Submission of Matters to a Vote of Security Holders.................10

ITEM 5.  Other Information...................................................10

ITEM 6.  Exhibits and Reports on Form 8-K....................................11


SIGNATURES .................................................................S-1
----------

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

METROPOLIS REALTY TRUST, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)


                                                                        March 31, 2002           December 31, 2001
                                                                          (Unaudited)                (Audited)
                                                                          -----------                ---------
ASSETS
Rental property - net of accumulated depreciation of $50,669 and
    $48,077, respectively                                                    $356,142                  $358,709
Cash and cash equivalents                                                      15,859                    11,012
Escrow deposits and restricted cash                                            13,883                     7,506
Tenant security deposits                                                          204                       203
Due from tenants                                                                1,239                     2,138
Deferred financing costs - net of amortization of $9,914 and
    $8,830, respectively                                                        3,018                     4,101
Note receivable                                                                   271                       275
Deferred rent receivable                                                       50,084                    50,119
Prepaid real estate taxes                                                       4,493                     8,986
Deferred leasing costs, net of amortization of $4,491 and $4,132,
    respectively                                                               16,657                    17,016
Other assets                                                                      268                       281
                                                                            ---------                 ---------
TOTAL ASSETS                                                                 $462,118                  $460,346
                                                                             ========                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

Mortgage loan                                                                $425,000                  $425,000
Accounts payable and accrued expenses                                           7,843                     8,009
Dividends payable                                                               3,251                        --
Tenant security deposits, unearned revenue and credits due tenants              2,887                     2,135
Derivative investment                                                          12,433                    17,897
                                                                            ---------                 ---------
Total Liabilities                                                             451,414                   453,041
                                                                            ---------                 ---------
Stockholders' Equity
Preferred Stock - $10 par value, 10,000,000 shares authorized, none issued or outstanding
Common Stock - $10 par value, 50,000,000 shares authorized
  (13,004,946 Class A shares outstanding as of March 31, 2002;
   13,001,346 Class A shares outstanding as of December 31, 2001)             130,049                   130,013
Paid-in-capital                                                               175,851                   175,847
Accumulated other comprehensive loss                                          (12,433)                  (17,897)
Deficit                                                                      (282,763)                 (280,658)
                                                                            ---------                 ---------
Total Stockholders' Equity                                                     10,704                     7,305
                                                                            ---------                 ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $462,118                  $460,346
                                                                             ========                  ========

See notes to consolidated financial statements.


CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(In thousands, except share amounts)

-------------------------------------------------------------------------------


                                                                             Quarters Ended March 31,
                                                                                2002                 2001
                                                                                ----                 ----
REVENUES:
Base rental income                                                      $     20,749         $      21,182
Operating escalation income                                                    1,309                   913
Miscellaneous income                                                           1,071                   692
                                                                        ------------         -------------
Total revenues                                                                23,129                22,787
                                                                        ------------         -------------

OPERATING EXPENSES:
Real estate taxes                                                              4,495                 4,363
Operating and maintenance                                                      1,363                 1,175
Utilities                                                                      1,611                 2,384
Payroll                                                                          925                   848
Management fees                                                                  481                   470
Professional fees                                                                119                   109
General and administrative                                                        38                    55
Depreciation and amortization                                                  2,950                 3,060
                                                                        ------------         -------------
Total operating expenses                                                      11,982                12,464
                                                                        ------------         -------------

OTHER ITEMS:
Interest income                                                                   90                   326
Interest expense                                                             (10,046)              (10,054)
Gain on repurchase of minority interest                                           --                13,009
                                                                        ------------         -------------
Total other items                                                             (9,956)                3,281
                                                                        ------------         -------------

NET INCOME                                                                     1,191                13,604

OTHER COMPREHENSIVE INCOME/(LOSS)                                              5,463               (13,610)
                                                                        ------------         -------------
COMPREHENSIVE INCOME (LOSS)                                             $      6,654         $          (6)
                                                                        ============         =============
NET INCOME PER COMMON SHARE:

Net Income                                                              $        .09         $        1.05
                                                                        ============         =============
Weighted Average Common Shares Outstanding                                13,004,443            13,001,246
                                                                        ============         =============
NET INCOME PER COMMON SHARE (assuming dilution):

Net Income                                                              $        .09         $        1.05
                                                                        ============         =============
Weighted Average Common Shares Outstanding (including 3,000
    shares of Common Stock issuable upon the exercise of
    outstanding options as of March 31, 2002 and 2001)                    13,007,443            13,004,246
                                                                        ============         =============

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)

-------------------------------------------------------------------------------


                                                                                       Quarters Ended March 31,
                                                                                      2002                     2001
                                                                                      ----                     ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                         $  1,191                $ 13,604
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization                                                         4,034                   4,144
Gain on repurchase of minority interest                                                  --                 (13,009)
Change in operating assets and liabilities:
   Increase in escrow deposits and restricted cash                                   (6,377)                 (5,220)
   Decrease in due from tenants                                                         899                     714
   Decrease in prepaid expenses and other assets                                      4,506                   4,448
   Decrease/(increase) in deferred rent receivable                                       35                    (104)
   Decrease in accounts payable and accrued expenses                                   (159)                   (949)
   Increase/(decrease) in tenant security deposits, unearned revenue and
      credits due tenants                                                               849                    (305)
                                                                                   --------                --------
       Net cash provided by operating activities                                      4,978                   3,323
                                                                                   --------                --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to building and equipment                                                     (25)                   (756)
Additions to leasing costs                                                             (156)                    (22)
Changes in note receivable                                                                4                       4
                                                                                   --------                --------
       Net cash used in investing activities                                           (177)                   (774)
                                                                                   --------                --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of minority interest                                                          --                  (1,400)
Other                                                                                    46                     (16)
                                                                                   --------                --------
       Net cash used in financing activities                                             46                  (1,416)
                                                                                   --------                --------
INCREASE IN CASH AND CASH EQUIVALENTS                                                 4,847                   1,133

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       11,012                  15,066
                                                                                   --------                --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $ 15,859                $ 16,199
                                                                                   ========                ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid during period                                                    $  7,751                $  9,038
                                                                                   ========                ========
    Dividends declared                                                             $  3,251                $  3,250
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

     On November 22, 1999, the Company sold all of its interests in the 237 Property. Following such sale, the Company owned a 94.05% partnership interest, as limited partner, in 1290 Partners, L.P., a Delaware limited partnership (the "1290 Property Owning Partnership"). The 1290 Property Owning Partnership owns the 1290 Property. A wholly-owned subsidiary of the Company ("1290 GP Corp.") owns a 1% interest, as general partner, in the 1290 Property Owning Partnership. The remaining 4.95% interest in the 1290 Property Owning Partnership was owned by 237/1290 Upper Tier Associates, L.P., a Delaware limited partnership (the "Upper Tier LP"). On March 23, 2001, the Company acquired the limited partnership interest held by the Upper Tier LP for $1,400 in accordance with the Agreement of Limited Partnership of the 1290 Property Owning Partnership. Upon consummation of such transaction, and as of March 31, 2002, the Company directly and indirectly owns 100% of the 1290 Property Owning Partnership.

     Basis of Presentation - The consolidated financial statements include Metropolis and each of the entities through which Metropolis indirectly owns the 1290 Property. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Rental Property - Rental property is carried at cost, net of accumulated depreciation and amortization, and includes land, building, tenant improvements and building improvements. Land is carried at $63,500 as of March 31, 2002 and December 31, 2001. Building, tenant improvements and building improvements are carried at $343,310 and $343,286 as of March 31, 2002 and December 31, 2001, respectively. If a property is determined to be impaired, it must be written down to its estimated fair value. Fair value is defined as the amount for which the asset could be bought or sold in a current transaction, that is, other than a forced or liquidation sale. No impairment of the 1290 Property exists as of March 31, 2002.

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

     Escrow Deposits and Restricted Cash - Escrow deposits and restricted cash as of March 31, 2002 and December 31, 2001 includes amounts held in reserve for tenant improvements, leasing commissions, insurance, real estate taxes and real estate tax refunds due to former tenants.

     Accounts Payable and Accrued Expenses - Accounts payable and accrued expenses as of March 31, 2002 and December 31, 2001 include property operating expenses payable and tenant claims against real estate tax proceeds.

     Derivative Instruments - Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, was implemented by the Company on January 1, 2001. SFAS No. 133, as amended and interpreted, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated as hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated as a cash-flow hedge, the effective portion of changes in the fair value of the derivative is recorded in other comprehensive income (loss) and will be recognized in the income statement when the hedged item affects earnings. The ineffective portion of changes in the fair value of the derivative designated as a cash flow hedge is recognized in the income statement. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recognized in earnings.

     On January 1, 2001, the Company recorded approximately $6,900 in other comprehensive loss as a cumulative transition adjustment to record its interest rate swap agreement (see Note 2) at its estimated fair value as of that date.

     Recent Pronouncement - In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (effective January 1, 2002). SFAS No. 144 supercedes existing accounting literature dealing with impairment and disposal of long-lived assets, including discontinued operations. It addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and expands current reporting for discontinued operations to include disposals of a "component" of an entity that has been disposed of or is classified as held for sale. Implementation of this standard did not have a material impact on the Company's consolidated financial statements.

     Use of Estimates - The presentation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities as of March 31, 2002 and December 31, 2001 and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     Fair Value of Financial Instruments - The carrying amount of cash and cash equivalents, escrow deposits and restricted cash, tenant security deposits, accounts receivable and accounts payable are a reasonable estimate of their fair value due to their short-term nature. Management believes the fair market value of the mortgage loan payable approximates the carrying value at March 31, 2002 and December 31, 2001. The fair value estimates presented herein are based on pertinent information available to management as of March 31, 2002 and December 31, 2001.

     Income Taxes - The Company qualifies as a REIT under the Internal Revenue Code, as amended, and will generally not be taxed at the corporate level on income it currently distributes to its stockholders so long as it, among other things, distributes at least 90% of its REIT taxable income.

2.   MORTGAGE LOAN

     The mortgage loan represents a $425,000 mortgage loan (the "1290 Mortgage Loan") secured by the 1290 Property. Interest on the 1290 Mortgage Loan is based on LIBOR plus 2% and requires interest only payments through maturity on January 2, 2003. The 1290 Property Owning Partnership has a one time right (subject to achieving certain conditions, including a debt service coverage ratio, loan to value ratio and the payment of a 25 basis point extension fee) at its option to extend the maturity for a period of twelve months. The 1290 Mortgage Loan may be repaid in whole without penalty. The costs associated with securing the 1290 Mortgage Loan of approximately $12,932 are included in deferred financing costs and are amortized over the term of the 1290 Mortgage Loan as a component of interest expense.

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

     The 1290 Swap Agreement has been designated as a cash flow hedge and was deemed to be perfectly effective. As such, changes in the fair value of the 1290 Swap Agreement have been reflected as other comprehensive income in the accompanying statement of operations and comprehensive income (loss). The difference between accrued interest expense calculated at the effective rate under the 1290 Swap Agreement and accrued interest expense calculated at the interest rate under the 1290 Mortgage Loan is recognized currently in earnings as interest.

     The maturity date of the 1290 Mortgage Loan and the termination date of the 1290 Swap Agreement are identical. The estimate of the cost to unwind the 1290 Swap Agreement is approximately $14,182 at March 31, 2002. The 1290 Property Owning Partnership expects to reclassify all net losses on cash flow hedges included in accumulated other comprehensive loss into earnings within the next 12 months. As of March 31, 2002 this amount is approximately $12,433.

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

4.   STOCKHOLDERS' EQUITY

     The Company has the authority to issue 50,000,000 shares of common stock, par value $10 per share (the "Common Stock"), and 10,000,000 shares of Preferred Stock, par value $10 per share. On October 10, 2001, the classification of the Common Stock into two classes of Common Stock terminated pursuant to the terms of the Charter. All shares of Class A and Class B Common Stock were automatically converted into a single class of Class A common stock. As of March 31, 2002, there were 13,004,946 shares of the Company's Class A Common Stock issued and outstanding.

5.   STOCK PLAN AND REGISTRATION RIGHTS

     The Board of Directors of the Company adopted a Directors' Stock Plan (the "Stock Plan") effective October 10, 1996. Pursuant to the Stock Plan, the Board of Directors of the Company has the authority to issue to members of the Company's Board of Directors options to purchase, in the aggregate, 100,000 shares of Common Stock. On the Effective Date, the initial members of the Company's Board of Directors were granted options entitling each Director to purchase an aggregate of 3,000 shares of Common Stock at an exercise price of $25 per share.

     Pursuant to the Stock Plan, each Director received 400 shares of Common Stock at the annual meetings for fiscal years 1997, 1998, 2000 and 2001 in consideration for services rendered to the Company during such years. The value of such shares was based upon the most recent price at which shares of the Company's Common Stock were traded prior to such grant of shares and is included as an operating expense.

     As of March 31, 2002, there were outstanding options to acquire an aggregate of 3,000 shares of Common Stock at an exercise price of $12.50 per share.

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

6.   RELATED PARTY TRANSACTIONS

     Asset Management - The Company has entered into an Asset Management Agreement with a company ("Asset Manager") that is directly affiliated with two of Metropolis' stockholders. One of these stockholders is also a Director and Officer of the Company. The Asset Manager provides asset advisory, consultation and management services for the Company. Fees for such services are payable in arrears at a rate of $25 per month. The Asset Management Agreement also provides for reimbursement of costs and expenses for contractors and professional fees, as incurred. Asset management fees incurred for each of the quarters ended March 31, 2002 and 2001 aggregated approximately $75.

     Property Management - The Company has also entered into a Management and Leasing Agreement with a company ("Property Manager/Leasing Agent") that is an affiliate of a stockholder. The Property Manager/Leasing Agent manages and operates the 1290 Property and provides all supervisory, management and leasing services. The Management and Leasing Agreement provides for a fee of 1.5% of gross revenues, payable monthly, and reimbursement for overhead and all reasonable out-of-pocket-expenses incurred. The Management and Leasing Agreement also provides for leasing commissions to be calculated on a sliding scale percentage basis of a lease's base rent. Fees incurred under the Management and Leasing Agreement for the quarters ended March 31, 2002 and 2001 aggregated $374 and $352, respectively.

     An affiliate of the Property Manager/Leasing Agent provided cleaning services for the 1290 Property through February 2001. Fees paid for cleaning services for the quarters ended March 31, 2002 and 2001 totaled $0 and $405, respectively.

     REIT Management - The Company has entered into a REIT Management Agreement with the Property Manager/Leasing Agent ("REIT Manager"). The REIT Manager performs certain accounting, administrative and monitoring services. The REIT Management Agreement provides for compensation to the REIT Manager of a monthly fee and reimbursement of documented out-of-pocket expenses. Fees incurred under the REIT Management Agreement for each of the quarters ended March 31, 2002 and 2001 aggregated approximately $31.

     Participation in Sale of 1290 Property - As described in the Note titled "Subsequent Events", the Company has entered into a definitive amended and restated agreement to sell all of its interests in the 1290 Property to an affiliate of Jamestown (the "Jamestown Partnership") for $745.5 million, subject to certain adjustments and customary prorations. Certain existing directors and officers of the Company are partners of Apollo Real Estate Advisors, L.P. ("AREA") and officers of the general partner of AREA. AREA is the general partner of Apollo Real Estate Investment Fund, L.P. ("AREIF"). AREIF owns 100% of the limited liability company interests of AP-1290 Partners LLC, which in turn owns a 25% limited partnership interest in the Jamestown Partnership.

7.   SUBSEQUENT EVENTS

     On May 7, 2002, the Company entered into a definitive amended and restated agreement to sell all of its interests in the 1290 Property to an affiliate of Jamestown Partnership for $745.5 million, subject to certain adjustments and customary prorations. The consummation of the sale is subject to the approval of the Company's stockholders and certain other closing conditions. The transaction is expected to close during the second or third quarter, although there can be no assurance that the sale will be consummated. If the transaction is consummated, the Company will no longer own any real estate assets and intends to dissolve and distribute its net assets to its stockholders. In connection with the consummation of the sale of the

     1290 Property, the Company will be responsible for, among other things, the repayment of the 1290 Mortgage Loan and any costs to unwind the 1290 Swap Agreement. The estimate of the cost to unwind the 1290 Swap Agreement is approximately $14,182 at March 31, 2002.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (In thousands, except share information)

          General

          The discussion below relates primarily to the financial condition and results of operations of Metropolis Realty Trust, Inc. (the "Company") for the first quarter of 2002. Stockholders are encouraged to review the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001 for a more complete understanding of the Company's financial condition and results of operations.

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

          As of March 31, 2002, 13,004,946 shares of common stock were issued and outstanding. The Common Stock of the Company is not listed on any exchange, and the Company does not intend to list the Common Stock on any exchange in the near term.

          The assets and results of operations of the 1290 Property are reported
     in  the  consolidated   financial  statements  of  the  Company  using  the
     consolidation method of accounting.

          Results of Operations

          Quarters Ended March 31, 2002 and 2001
          --------------------------------------

          Base rental income decreased by approximately $433 for the quarter ended March 31, 2002 as compared to the same period in the prior year due to the expiration of a lease in September 2001 where a former tenant continued to pay base rental income on space no longer occupied by them, offset by scheduled rent increases in existing leases.

          Operating escalation income increased by approximately $396 for the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001. This increase is primarily due to an increase of escalatable operating expense billings in 2002 as compared to 2001. In addition, new leases for approximately 2% of the total rentable area of the building commenced in 2001. Tenants under such leases were not required to pay operating escalations until 2002.

          Operating expenses for the quarter ended March 31, 2002 were $11,982, a decrease of 3.8% from the quarter ended March 31, 2001. This decrease was primarily attributable to a decrease in utilities caused by (i) an energy rate cap agreement signed with Con Edison in May 2001, (ii) a material decrease in the cost of steam, and

     (iii) lower overall energy consumption. This decrease in utilities was offset by an increase in operating and maintenance costs due to the timing of certain periodic repairs. Operating expenses as a percentage of base rental income and escalation income decreased to 54.3% for the quarter ended March 31, 2002 from 56.4% for the quarter ended March 31, 2001.

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

          Liquidity and Capital Resources

          During the three months ended March 31, 2002, cash flow from operations totaled $4,978. The Company used this cash flow from operations to fund building and tenant improvements of approximately $25 and leasing costs of approximately $156.

          At March 31, 2002, the Company had unrestricted cash on hand of approximately $15,859 of which $3,251 was used to pay a first quarter dividend on April 15, 2002 to holders of record of the Company's Common Stock on March 29, 2002. The Company believes that its cash flows from operations are adequate to allow it to fund required interest payments, leasing costs, and pay dividends sufficient for it to retain its REIT status.

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

          Potential Sale

          On May 7, 2002, the Company entered into a definitive amended and restated agreement to sell all of its interests in the 1290 Property to an affiliate of Jamestown Partnership for $745.5 million, subject to certain adjustments and customary prorations. The consummation of the sale is subject to the approval of the Company's stockholders and certain other closing conditions. The transaction is expected to close during the second or third quarter, although there can be no assurance that the sale will be consummated. If the transaction is consummated, the Company will no longer own any real estate assets and intends to dissolve and distribute its net assets to its stockholders. In connection with the consummation of the sale of the 1290 Property, the Company will be responsible for, among other things, the repayment of the 1290 Mortgage Loan and any costs to unwind the 1290 Swap Agreement. The estimate of the cost to unwind the 1290 Swap Agreement is approximately $14,182 at March 31, 2002.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

          The 1290 Property Owning Partnership and Morgan Stanley Derivative Products, Inc. entered into the 1290 Swap Agreement effective December 13, 1999. The 1290 Swap Agreement provides that the 1290 Property Owning Partnership will pay interest at an effective rate of 8.4995% per annum on the notional amount of $425,000. This agreement effectively eliminates the interest rate risk inherent in the Company's floating rate mortgage loan. Management believes that the risk of incurring losses related to the credit risk is remote and that any losses would be immaterial.

          In connection with the consummation of the sale of the 1290 Property, the Company will be responsible for, among other things, the repayment of the 1290 Mortgage Loan and any costs to unwind the 1290 Swap

Agreement. The estimate of the cost to unwind the 1290 Swap Agreement is approximately $14,182 at March 31, 2002.

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

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters To a Vote of Security Holders

        The annual meeting of stockholders of the Company for its fiscal year 2001 was held on January 22, 2002. At the annual meeting, the stockholders voted to elect all of the directors of the Company and to ratify the appointment of Deloitte & Touche, L.L.P. as independent auditors of the Company for the fiscal year ending December 31, 2001.

        The following table sets forth the number of votes for, against or withheld, as well as the number of abstentions and broker non-votes, as to each matter voted upon at the annual meeting and each nominee to the board of directors.

------------------------------------ ------------------- ---------------- -------------- ------------------ ---------------
                                                                              Votes            Broker
Matter                                   Votes For        Votes Against       Witheld         Non-Votes       Abstentions
------------------------------------ ------------------- ---------------- -------------- ------------------ ---------------
------------------------------------ ------------------- ---------------- -------------- ------------------ ---------------
Election of Directors:
------------------------------------ ------------------- ---------------- -------------- ------------------ ---------------
     William L. Mack                     11,256,579            -0-             20               -0-             1,744,747
------------------------------------ ------------------- ---------------- -------------- ------------------ ---------------
     Lee S. Neibart                      11,256,579            -0-             20               -0-             1,744,747
------------------------------------ ------------------- ---------------- -------------- ------------------ ---------------
     Bruce H. Spector                    11,256,599            -0-             -0-              -0-             1,744,747
------------------------------------ ------------------- ---------------- -------------- ------------------ ---------------
     John R.S. Jacobsson                 11,256,579            -0-             20               -0-             1,744,747
------------------------------------ ------------------- ---------------- -------------- ------------------ ---------------
     John R. Klopp                       11,256,579            -0-             20               -0-             1,744,747
------------------------------------ ------------------- ---------------- -------------- ------------------ ---------------
     Russel S. Bernard                   11,256,599            -0-             -0-              -0-             1,744,747
------------------------------------ ------------------- ---------------- -------------- ------------------ ---------------
     David A. Strumwasser                11,256,599            -0-             -0-              -0-             1,744,747
------------------------------------ ------------------- ---------------- -------------- ------------------ ---------------
     David Roberts                       11,256,599            -0-             -0-              -0-             1,744,747
------------------------------------ ------------------- ---------------- -------------- ------------------ ---------------
------------------------------------ ------------------- ---------------- -------------- ------------------ ---------------
Ratification of the appointment of
Deloitte & Touche, L.L.P. as
independent auditors of the
Company for fiscal year ending
December 2001                            11,256,599            -0-             -0-              -0-             1,744,747
------------------------------------ ------------------- ---------------- -------------- ------------------ ---------------


Item 5.       Other Information.

              None.

Item 6.       Exhibits and Reports on Form 8-K

              (a) Exhibits required by Item 601 of Regulation S-K

              None.

              (b) Reports on Form 8-K.

              On April 18, 2002, the Company filed a current report under Item 5 of Form 8-K. No financial statements were attached to this Form 8-K.

              On May 8, 2002, the Company filed a current report under Item 5 of Form 8-K. No financial statements were attached to this Form 8-K.

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

                                      METROPOLIS REALTY TRUST, INC.

                                      By: /s/ Lee S. Neibart
                                         ---------------------
                                         Name:  Lee S. Neibart
                                         Title: President


                                       By: /s/ Stuart Koenig
                                          ---------------------
                                          Name:  Stuart Koenig
                                          Title: Vice President and Treasurer

Dated: May 15, 2002