Form 10-K/A
period 2001-12-31
METROPOLIS REALTY TRUST INC
filed 2002-08-12
CIK 1028198

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

|X|               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2001

                                       OR

|_|             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Transition Period from ______ to ______

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

                                 Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of March 15, 2002, there were 13,004,946 shares of the registrant's Common Stock issued and outstanding.

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

                                TABLE OF CONTENTS

PART I ......................................................................  1
   ITEM 1.  BUSINESS ........................................................  1
   ITEM 2.  PROPERTY ........................................................  9
   ITEM 3.  LEGAL PROCEEDINGS ............................................... 14
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ............. 14

PART II ..................................................................... 14
   ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
            MATTERS ......................................................... 14
   ITEM 6.  SELECTED FINANCIAL DATA ......................................... 16
   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS ....................................... 17
   ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ...... 20
   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..................... 21
   ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE ........................................ 33

PART III .................................................................... 34
   ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .............. 34
   ITEM 11. EXECUTIVE COMPENSATION .......................................... 36
   ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT .. 39
   ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .................. 42

PART IV ..................................................................... 45
   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K ........................................................ 45

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

      Certain Federal Income Tax Considerations for Stockholders

      The following is a summary of the principal United States federal income tax considerations regarding the ownership and disposition of the Common Stock and is for general information only. This summary does not address all tax consequences that may be applicable to a beneficial owner of the Common Stock, including tax considerations that arise from rules of general application to all taxpayers or to certain classes of investors or that are generally assumed to be known by investors. The discussion below is addressed to holders that acquire the Common Stock as capital assets. It does not discuss state, local or foreign tax consequences and does not address

      o persons that may be subject to special treatment or special circumstances under United States federal income tax law, such as banks and other financial institutions, insurance companies, thrift institutions, regulated investment companies, real estate investment trusts, tax-exempt entities, dealers in securities or currencies, or traders in securities that elect mark to market treatment;

      o persons that will hold the Common Stock as part of a position in a "straddle" or as part of a "hedging", "conversion" or other integrated investment transaction for United States federal income tax purposes; or

      o     persons whose functional currency is not the U.S. dollar.

      If an entity treated as a partnership for United States federal income tax purposes holds the Common Stock, the tax treatment of a partner will generally depend upon the status of the partner and the activities of the partnership. If you are a partner of a partnership holding the Common Stock, you should consult your own tax advisors. For the purposes of this discussion, the term "U.S. Holder" means a holder that is (1) a citizen or resident of the United States;
(2) a corporation or other entity taxable as a corporation created or organized under the laws of the United States or any of its political subdivisions; (3) an estate the income of which is subject to U.S. federal income taxation regardless of its source; or (4) a trust if a U.S. court is able to exercise primary supervision over administration of the trust and one or more United States persons (as defined in section 7701(a)(30) of the Code) have authority to control all substantial decisions of the trust.

      The discussion below is based on the Code, Treasury Regulations, Internal Revenue Service rulings and pronouncements and judicial decisions as of the date hereof, all of which are subject to change (possibly with retroactive effect).

      EACH PROSPECTIVE PURCHASER IS ENCOURAGED TO CONSULT ITS OWN TAX ADVISOR REGARDING THE SPECIFIC TAX CONSEQUENCES OF THE OWNERSHIP, AND SALE OR OTHER DISPOSITION OF THE COMMON STOCK, INCLUDING THE FEDERAL, STATE, LOCAL, FOREIGN AND OTHER TAX CONSEQUENCES OF SUCH OWNERSHIP, DISPOSITION AND OF POTENTIAL CHANGES IN APPLICABLE TAX LAWS.

      Taxation of U.S. Holders

      Distributions

      In any year in which the Company qualifies to be taxed as a REIT, distributions made to a U.S. Holder from current or accumulated earnings and profits will be taxed to the U.S. Holder as ordinary income, except that distributions of net capital gains designated by the Company as capital gain distributions will be taxed to holders of Common Stock as long-term capital gains. Distributions distributed by the Company are not eligible for the dividends-received deduction. To the extent that distributions are not made out of current or accumulated earnings and profits, they will constitute a return of capital, rather than distribution or capital gain income, and will reduce the tax basis in the U.S. Holder's Common Stock with respect to which the distribution is paid or, to the extent that they exceed the basis, will be taxed in the same manner as gain from the sale of such Common Stock. The Company may elect to retain long-term capital gains and pay corporate-level income tax on them and treat the retained gains as if they had been distributed to holders of the Common Stock. In this case, each U.S. Holder would include in income, as long-term capital gain, its proportionate share of the undistributed gains and would be deemed to have paid its proportionate share of the tax paid by the Company with respect thereto. In addition, the basis for a U.S. Holder's Common Stock would be increased by the amount of the undistributed long-term capital gain included in its income, less the amount of the tax it is deemed to have paid with respect thereto.

      Sale, Exchange or Redemption of the Common Stock

      Gain or loss upon a sale or exchange of the Common Stock generally will be treated as long-term capital gain or loss, if such Common Stock has been held as a capital asset for more than one year. If the Common Stock is redeemed, such redemption will be a taxable event to U.S. Holders. Generally, redemption of the Common Stock for cash will be treated as a sale or exchange if the redemption:

      o results in a "complete termination" of the holder's interest in the Company under Section 302(b)(3) of the Code;

      o     is "substantially disproportionate" with respect to the holder under
            Section 302(b)(2) of the Code; or

      o is "not essentially equivalent to a distribution" with respect to the holder under Section 302(b)(l) of the Code.

      If the redemption of the Common Stock satisfies any of the foregoing tests with respect to a holder, such holder will recognize gain or loss based on the difference between the amount of cash or fair market value of property received and the U.S. Holder's tax basis in the redeemed Common Stock. If the redemption does not satisfy any of the foregoing tests, the gross proceeds will be treated as a distribution taxable as ordinary income or capital gain to the extent of the Company's current or accumulated earnings and profits and any excess will be treated first as a return of capital to the extent of the holder's tax basis in the redeemed Common Stock and then as a gain from the sale or exchange of such Common Stock, as described above under "-- Taxation of U.S. Holders".

      Information Reporting Requirements and Backup Withholding Tax

      The Company will report to its stockholders and the Internal Revenue Service the amount of ordinary and capital gains distributions paid or deemed paid during each calendar year, and the amount of tax withheld or deemed paid, if any.

      Under certain circumstances, a U.S. Holder of the Common Stock may be subject to backup withholding on payments made with respect to, or cash proceeds of a sale or exchange of, the Common Stock. Backup withholding will apply only if the holder:

      o fails to furnish the person required to withhold with its Taxpayer Identification Number ("TIN") which, for an individual, would be his or her Social Security Number;

      o     furnishes an incorrect TIN;

      o is notified by the IRS that it has failed properly to report payments of interest and distributions; or

      o under certain circumstances, fails to certify, under penalty of perjury, that it has furnished a correct TIN and has not been notified by the IRS that it is subject to backup withholding for failure to report interest and distribution payments.

      Backup withholding will not apply with respect to payments made to certain exempt recipients, such as corporations and tax-exempt organizations. A U.S. Holder should consult with a tax advisor regarding qualification for exemption from backup withholding and the procedure for obtaining such an exemption. Backup withholding is not an additional tax. Rather, the amount of any backup withholding with respect to a payment to a U.S. Holder will be allowed as a credit against such U.S. Holder's U.S. federal income tax liability and may entitle such U.S. Holder to a refund, provided that the required information is furnished to the IRS.

      Taxation of Non-U.S. Holders

      The rules governing U.S. federal income taxation of a nonresident alien individual or a non-U.S. corporation (a "Non-U.S. Holder") are complex and no attempt will be made herein to provide more than a limited summary of such rules. Prospective Non-U.S. Holders should consult with their own tax advisors to determine the impact of U.S. federal, state and local income tax laws with regard to an investment in Common Stock, including any reporting requirements.

      Distributions

      Distributions, other than distributions that are treated as attributable to gain from sales or exchanges by the Company of U.S. real property interests (discussed below) and other than distributions designated by the Company as capital gain dividends, will be treated as ordinary income to the extent that they are made out of current or accumulated earnings and profits of the Company. Such distributions to

Non-U.S. Holders will ordinarily be subject to a withholding tax equal to 30% of the gross amount of the distribution, unless an applicable tax treaty reduces that tax. However, if income from the investment in the Common Stock is treated as effectively connected with the Non-U.S. Holder's conduct of a U.S. trade or business, the Non-U.S. Holder generally will be subject to tax at graduated rates in the same manner as U.S. Holders are taxed with respect to such dividends (and may also be subject to the 30% branch profits tax if the stockholder is a foreign corporation).

      The Company expects to withhold U.S. tax at the rate of 30% on the gross amount of any dividends, other than dividends treated as attributable to gain from sales or exchanges of U.S. real property interests and capital gain dividends, paid to a Non-U.S. Holder, unless (i) a lower treaty rate applies and the required form evidencing eligibility for that reduced rate is filed with the Company or the appropriate withholding agent or (ii) the Non-U.S. Holder files an IRS Form W-8ECI (or a successor form) with the Company or the appropriate withholding agent claiming that the distributions are "effectively connected" income.

      Capital Gain Dividends

      For any year in which the Company qualifies as a REIT, distributions that are attributable to gain from sales or exchanges by the Company of U.S. real property interests will be taxed to a Non-U.S. Holder under the provisions of the Foreign Investment in Real Property Tax Act of 1980, as amended ("FIRPTA"). Under FIRPTA, these distributions are taxed to a Non-U.S. Holder as if such gain were effectively connected with a U.S. business. Thus, subject to any applicable alternative minimum tax (and special alternative minimum tax in the case of nonresident alien individuals), Non-U.S. Holders will be taxed on such distributions at a maximum of 20% U.S. federal capital gains tax rate (or 25% to the extent such dividends are attributable to certain "depreciation recapture" with respect to real properties). The Company generally is required by applicable Treasury Regulations under FIRPTA to withhold at a rate of 35% (or possibly a lower rate under certain circumstances) on any distribution that could be designated by the Company as a capital gain dividend. The amount withheld is creditable against the Non-U.S. Holder's U.S. tax liability.

      Sales of Common Stock

      Gain recognized by a Non-U.S. Holder upon a sale or exchange of Common Stock generally will not be taxed under FIRPTA if the Company is a "domestically controlled REIT," defined generally as a REIT in respect of which at all times during a specified testing period less than 50% in value of the Company's shares is and was held directly or indirectly by foreign persons. It is currently anticipated that the Company will continue to be a "domestically controlled REIT," and, therefore, that the sale of Common Stock will not be subject to taxation under FIRPTA. However, gain not subject to FIRPTA will be taxable to a Non-U.S. Holder if (i) investment in the Common Stock is treated as "effectively connected" with the Non-U.S. Holder's U.S. trade or business, in which case the Non-U.S. Holder will be subject to the same treatment as U.S. Holders with respect to such gain, or (ii) the Non-U.S. Holder is a nonresident alien individual who was present in the United States for 183 days or more during the taxable year and has a "tax home" in the United States, or maintains an office or a fixed place of business in the United States to which the gain is attributable, in which case the nonresident alien individual will be subject to a 30% tax on the individual's capital gains. A similar rule will apply to capital gain dividends not subject to FIRPTA.

      Policy with Respect to Certain Activities

      Investments

      As indicated above, the Company's principal asset consists of its interest in the 1290 Property Owning Partnership through which it owns the 1290 Property. The Company's principal business objective is to operate the 1290 Property in a manner that will maximize the 1290 Property's revenues and value and in turn maximize funds from operations and stockholder value. The Company has not made any investments during the last three fiscal years other than its investment in the 1290 Property and the 237 Property (as defined below), and does not anticipate that it will make any additional investments of any nature (including investments in real estate) in the future.

      On November 23, 1999, the Company sold all of its interests in the property located at 237 Park Avenue (the "237 Property") for an aggregate purchase price of $372,000,000, subject to customary prorations and certain adjustments. Such prorations and adjustments reduced the aggregate purchase price to approximately $357,862,000.

      The Charter provides that the Company may not sell the 1290 Property or consummate any acquisition of any asset in excess of $25 million which is unrelated to the 1290 Property without the affirmative vote of the Company's stockholders holding at least 66 2/3% of the outstanding shares of the Company's Common Stock. This provision of the Charter may not be amended without the affirmative vote of the Company's stockholders holding at least 66 2/3% of the outstanding shares of the Company's Common Stock.

      Issuance of Senior Securities

      Pursuant to the Company's Charter, the Board of Directors has the right, without the consent of the Company's stockholders, to issue Preferred Stock in one or more series consisting of such number of shares and having such preferences, conversion and other rights, voting powers, restrictions and limitations as to dividends, qualifications and terms and conditions of redemption as the Board of Directors may from time to time determine. The Company has not made any issuance of Preferred Stock during the last three fiscal years, and does not anticipate that it will do so in the future.

      Borrowing

      The Company does not presently have any policy with respect to the amounts that the Company may borrow. In December 1999, the 1290 Property Owning Partnership refinanced mortgage indebtedness secured by the 1290 Property of approximately $224,900,000 and obtained a $425,000,000 mortgage loan (the "1290 Mortgage Loan"). Interest on the 1290 Mortgage Loan is based on LIBOR plus 2% and requires interest only payments through maturity on January 2, 2003. The Company does not anticipate that it will borrow any additional amounts in the future.

      Lending

      The Company does not presently have any policy pertaining to the Company's ability to make loans to third parties. The Company has not made any loans to third parties during the last three fiscal years, and does not anticipate that it will do so in the future.

      Underwriting

      The Company does not presently have any policy pertaining to the Company's ability to underwrite the securities of other issuers. The Company has not underwritten the securities of any issuer during the last three fiscal years, and does not anticipate that it will do so in the future.

      Issuance of Securities in Exchange for Property

      In accordance with the Company's Charter, the Board of Directors has the right, without the consent of the Company's stockholders, to issue from time to time shares of the Company's stock of any class or series, or securities or rights convertible into shares of the Company's stock, for such consideration as the Board of Directors deems advisable in its sole discretion. The Company has not issued any shares of its Common Stock in exchange for any property during the last three fiscal years, and does not anticipate that it will do so in the future.

      Repurchasing of Shares

      In accordance with the Company's Charter, the Company has the right to repurchase or redeem shares of the Common Stock in order to preserve the Company's status as a REIT. This right may only be amended by the affirmative vote of the Company's stockholders holding at least 66 2/3% of the outstanding shares of the Company's Common Stock. The Company has not repurchased or redeemed any of its outstanding shares of Common Stock during the last three fiscal years, and does not anticipate that it will do so in the future.

      Reporting

      The Company files each year with the Securities and Exchange Commission quarterly reports on Form 10-Q and an annual report on Form 10-K. The Company's quarterly report on Form 10-Q contains unaudited financial statements of the Company for the fiscal quarter to which such quarterly report relates. The Company's annual report on Form 10-K contains audited financial statements of the Company for the fiscal year to which such annual report relates, and such audited financial statements are certified by an independent public accountant. Copies of the Company's Form 10-K for the prior fiscal year and Form 10-Q for the most recent fiscal quarter have been provided by the Company to its stockholders in connection with each annual meeting of the Company's stockholders. The Company intends to continue making such filings with the Securities and Exchange Commission and providing such reports to its stockholders in connection with annual stockholder meetings for so long as the Company is registered under the Securities Exchange Act of 1934, as amended.

      Recent Developments

      On April 16, 2002, the Company entered into an agreement to sell all of its interests in the 1290 Property to an affiliate of Jamestown ("Jamestown"), a real estate investment and management company with offices in Atlanta, Georgia and Cologne, Germany. On May 7, 2002, the Company entered into an amended and restated agreement to sell all of its interests in the 1290 Property to an affiliate of Jamestown. The purchase price under the amended and restated agreement is $745,500,000, subject to certain adjustments and customary prorations. The transaction is expected to close during the third quarter of 2002, although there can be no assurance that the sale will be consummated. If the transaction is consummated, the Company will no longer own any real estate assets and intends to dissolve and distribute its net assets to its stockholders.

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

      As of December 31, 2001, the 1290 Property was approximately 99% leased and there were leases and license agreements with 31 tenants and 8 licensees covering approximately 1,960,000 rentable square feet of space. For the years ended December 31, 2001, 2000, 1999, 1998 and 1997, the annual average rent (including electricity and additional rent payable on account of operating expenses, porters wage, and real estate tax escalations) for office space leased in the building was approximately $45.86, $43.87, $43.02, $40.89 and $41.00 per square foot, respectively. For the year ended December 31, 2001, approximately 72,000 square feet of space was under lease to retail tenants, at an average annual rent (including electricity and additional rent payable on account of operating expenses, porters wage and real estate tax escalations) of approximately $82.58 per rentable square foot. As of December 31, 2001, approximately 5,000 rentable square feet of storage space was available for rent.

      The building serves as the corporate headquarters of The Equitable Life Assurance Society of the United States (also known as AXA Financial Advisors) ("Equitable"). In addition to Equitable, the building houses a variety of tenants, including financial institutions, entertainment companies and law firms.

      The following table summarizes certain information regarding the largest leases at the 1290 Property as of December 31, 2001, including the leases of Equitable and Warner Communications, Inc. ("Warner") which each occupy in excess of ten percent (10%) of the rentable square footage at the Property:

                                                                            Annual Base
                                                             Leased          Rent per          Gross Rent          Date(s) of
                                                             Square         Square Foot        per Square            Lease
Tenant                           Nature of Business         Footage(1)       Leased(2)       Foot Leased(3)        Expiration
------                           ------------------         ----------       ---------       --------------        ----------
Equitable (AXA Financial         Insurance/Financial         777,578         $38.16(4)          $42.89(4)           12/31/11(5)
Advisors)                        Services

Warner Communications, Inc.      Entertainment               226,373         $41.91(6)          $45.59(6)            6/30/12(7)

Robinson Silverman               Law Firm                    125,744         $52.29(8)          $58.53(8)            3/31/04

The Bank of New York             Financial Services          107,448         $39.44(9)          $42.78(9)           12/31/10(10)

EMI Entertainment World, Inc.    Entertainment               104,553         $37.95(11)         $43.29(11)           9/30/02(12)

Deutsche Bank, AG                Financial Services          100,380         $41.00             $44.99               2/14/14

Morrison Foerster                Law Firm                     93,606         $50.19(13)         $56.33(13)           9/30/12(14)

ABN-AMRO                         Financial Services           87,626         $57.00(15)         $63.07(15)          10/31/14

GMAC                             Financial Services           81,892         $33.50             $37.66              12/31/10

Other Office and Retail Tenants  Various                     259,948         $50.57             $58.16             2001-2016

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

(10) Leases with The Bank of New York expire April 30, 2003 (with respect to 31,402 square feet and 11,633 square feet in the basement) and December 31, 2010 (with respect to 64,413 square feet).

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

      The renewal provisions set forth in the leases of Equitable and Warner, the two tenants occupying in excess of 10% of the rentable square footage at the 1290 Property, are summarized below.

      Equitable has the option to renew its lease on an "as is" basis with respect to all or a specific portion of the space currently leased by it for one additional term of either five or ten years. In order to exercise the option, Equitable must occupy at least 50% of the total square footage originally leased by it. The option must be exercised by Equitable at least 18 months prior to the lease's expiration date of December 31, 2011. The renewal rent to be paid by Equitable would be an amount equal to the fair market rent for the space as determined on the date the renewal option is exercised, multiplied by a discount factor of either 97.5% (for a five-year option) or 95% (for a ten-year option).

      Warner has the option to renew its lease on the 4th floor of the 1290 Property on an "as is" basis for an additional term of five years. Warner must exercise the option at least 12 months prior to the lease's expiration date of September 30, 2004, and Warner must occupy all such space. The renewal rent to be paid by Warner would be the greater of (i) the fair market rent for the space as determined six months prior to the commencement date of the extension term, and (ii) the current fixed annual rent inclusive of taxes and operating escalation payments.

      Warner has the option to renew its lease for the 23rd through 29th floors of the 1290 Property on an "as is" basis for one additional term of five years. Warner must exercise the option at least 18 months prior to the lease's expiration date of June 30, 2012 and Warner must occupy at least 70% of the total space originally leased by it. The renewal option does not apply to any space on the 23rd through 29th floors surrendered by Warner prior to the option exercise date. The renewal rent to be paid by Warner would be the greater of (i) the discounted fair market rent (which is equal to (a) the fair market rent for such space determined on the date on which the renewal term begins, multiplied by (b) 95%, plus (c) taxes and operating escalation payments made in respect of such space), and (ii) (x) the current annual fixed rent, less (y) eighteen cents per square foot, plus (z) any additional charges for taxes and operating escalation payments due immediately prior to the expiration date of the lease.

      Expenditures for capital projects for the 1290 Property in 2001 aggregated approximately $477,000 and related primarily to (i) the completion of the elevator modernization program; (ii) the completion of a 100-ton chiller installation for the lobby; (iii) the upgrade and modernization of the video surveillance system; and (iv) the modernization of the truck lift. Anticipated expenditures for capital projects for the 1290 Property in 2002 are approximately $75,000 (which amount shall be paid out of the Company's net cash flow) and relate to the completion of the modernization of the trucklift. Any assessment of additional taxes against the Company in respect of such improvement would be immaterial.

      As of December 31, 2001, the aggregate gross and adjusted tax basis of the building, improvements, furniture and equipment relating to the 1290 Property are, for federal income tax purposes, approximately $545,000,000 and $215,000,000, respectively. In general, the majority of the tax basis in the building is being depreciated over an 18 to 19 year period using the ACRS method of depreciation. Building and tenant improvements are generally depreciated over a 31 to 39 year period using the straight-line method of depreciation.

      The following table shows anticipated lease expirations on an aggregate basis for each calendar year from 2002 through and including 2011. Such chart assumes that there will be no early terminations of leases and that leases expire without extension by existing tenants pursuant to lease options.

                                        Rentable                           Percentage of Total
                                      Square Feet                            Property Owning
                                      Subject to     Annual Base Rent      Partnership Annual
Year of Lease         Number of        Expiring       Represented by      Base Rent Represented
 Expiration        Leases Expiring      Leases       Expiring Leases        by Expiring Leases
-------------      ---------------    -----------    ----------------     ---------------------
    2002                  4             102,660         $ 2,613,096                3.17%

    2003                  3              61,075         $ 2,957,440                3.50%

    2004                  5             234,757         $11,476,188               14.71%

    2005                  8              54,754         $ 2,901,468                3.99%

    2006                  3              94,538         $ 3,894,336                5.62%

    2007                 --                  --                  --                  --

    2008                  2             116,070         $ 6,168,528                9.12%

    2009                  1              10,000         $   150,000                 .24%

    2010                  2             146,305         $ 6,279,314                9.86%

    2011                  1             665,122         $25,171,284               43.82%

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

      In December 1999, the 1290 Property Owning Partnership refinanced mortgage indebtedness secured by the 1290 Property of approximately $224,900,000 and obtained the 1290 Mortgage Loan. Interest on the 1290 Mortgage Loan is based on LIBOR plus 2% and requires interest only payments through maturity on January 2, 2003. The principal amount owed under the 1290 Mortgage Loan as of December 31, 2001 was $425,000,000. The 1290 Property Owning Partnership has a one time right (subject to achieving certain conditions, including a debt service coverage ratio, loan to value ratio and the payment of a 25 basis point extension fee), at its option, to extend the maturity for a period of twelve months. The 1290 Mortgage Loan may be repaid in whole without penalty.

      In the opinion of the Company's management, the 1290 Property is adequately covered by insurance.

      The 237 Property

      A wholly-owned subsidiary of the Company owned the 237 Property and all improvements thereon through November 22, 1999. On November 22, 1999, the Company sold all of its interests in the 237 Property for an aggregate purchase price of $372,000,000, subject to customary prorations and certain adjustments. Such prorations and adjustments reduced the aggregate purchase price to approximately $357,862,000.

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

                                                          Amount of Distribution
Date of Distribution        Type of Distribution                (Per Share)
--------------------        --------------------          ----------------------
April 13, 2000                     Regular                        $.15
July 13, 2000                      Regular                        $.15
October 12, 2000                   Regular                        $.15
December 14, 2000                  Regular                        $.25
April 16, 2001                     Regular                        $.25
July 16, 2001                      Regular                        $.25
October 19, 2001                   Regular                        $.25
December 28, 2001                  Regular                        $.25

      On March 20, 2002 the Company announced a regular quarterly dividend of $0.25 per share, which is payable on April 15, 2002 to stockholders of record as of March 29, 2002.

ITEM 6. SELECTED FINANCIAL DATA

      The following table sets forth selected historical financial data.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(in thousands, except share amounts)
--------------------------------------------------------------------------------

                                                                              Years Ended December 31,

                                                   2001              2000              1999              1998              1997
                                                   ----              ----              ----              ----              ----
REVENUES
   Rental income                               $     91,030      $     90,073      $    126,434      $    134,754      $    129,617
   Lease termination income                              --                --            26,455                --                --
   Miscellaneous income                               2,936             5,245             4,669             4,889             1,190
                                               ------------      ------------      ------------      ------------      ------------
      Total revenues                                 93,966            95,318           157,558           139,643           130,807
                                               ------------      ------------      ------------      ------------      ------------

OPERATING EXPENSES
   Real estate taxes                                 17,821            18,266            27,414            27,733            26,813
   Operating and maintenance                          5,518             5,173             6,756             7,119             7,224
   Utilities                                          9,450             8,186             6,991             6,674             6,870
   Payroll                                            3,480             3,091             4,323             4,430             4,332
   Management fees                                    1,820             1,770             2,198             2,298             2,121
   Professional fees                                    524               932             1,960             3,451             2,055
   General and administrative                           328               430               980               562             1,032
   Bad debt expense                                   1,301                --               585                --               329
   Depreciation and amortization                     11,981            11,680            16,245            14,466            13,347
                                               ------------      ------------      ------------      ------------      ------------
      Total operating expenses                       52,223            49,528            67,452            66,733            64,123
                                               ------------      ------------      ------------      ------------      ------------

OTHER ITEMS
   Interest income                                      973             2,917             3,759             3,293             3,676
   Interest expense                                 (41,400)          (41,464)          (33,582)          (35,800)          (36,233)
   Write-off of note receivable                          --                --            (1,088)               --                --
   Write-off of deferred financing costs                 --                --            (2,307)               --                --
                                               ------------      ------------      ------------      ------------      ------------
      Total other items                             (40,427)          (38,547)          (33,218)          (32,507)          (32,557)
                                               ------------      ------------      ------------      ------------      ------------

GAIN ON SALE OF PROPERTY                                 --                --            50,445                --                --
                                               ------------      ------------      ------------      ------------      ------------

GAIN ON REPURCHASE OF MINORITY INTEREST              13,009                --                --                --                --
                                               ------------      ------------      ------------      ------------      ------------

NET INCOME                                     $     14,325      $      7,243      $    107,333      $     40,403      $     34,127
                                               ============      ============      ============      ============      ============

Net Income Per Common Share:

Net income                                     $       1.10      $        .56      $       8.27      $       3.12      $       2.63
                                               ------------      ------------      ------------      ------------      ------------
Weighted average common shares outstanding       13,004,307        12,997,699        12,971,262        12,967,153        12,963,963
                                               ------------      ------------      ------------      ------------      ------------

Net Income Per Common Share (assuming
dilution):

Net income                                     $       1.10      $        .56      $       8.26      $       3.11      $       2.63
                                               ------------      ------------      ------------      ------------      ------------
Weighted average common shares
outstanding (assuming dilution)                  13,004,307        13,000,699        12,998,646        12,993,666        12,988,963
                                               ------------      ------------      ------------      ------------      ------------

Total assets as of year end                    $    460,346      $    477,076      $    475,276      $    767,771      $    757,932
                                               ------------      ------------      ------------      ------------      ------------

Long-term debt as of year end                  $    425,000      $    425,000      $    425,000      $    410,625      $    418,125
                                               ------------      ------------      ------------      ------------      ------------

Cash dividends declared per common share       $       1.00      $        .70      $      31.50      $       1.50      $       2.75
                                               ------------      ------------      ------------      ------------      ------------

On November 22, 1999, the Company sold the 237 Property. The following represents the condensed results of operations for the 237 Property for the period January 1, 1999 through November 21, 1999:

                                                 (In thousands)

      REVENUES:
      Rental income                                 $ 43,618
      Lease termination income                        25,855
      Miscellaneous income                               495
                                                    --------

      Total revenues                                  69,968
                                                    --------

      OPERATING EXPENSES:
      Real estate taxes                                9,324
      Operating and maintenance                        2,300
      Utilities                                          572
      Payroll                                          1,539
      Management fees                                    635
      Professional fees                                  515
      General and administrative                         285
      Depreciation and amortization                    5,624
                                                    --------

      Total operating expenses                        20,794
                                                    --------

      OTHER ITEMS:
      Interest income                                  1,100
      Interest expense                               (11,801)
                                                    --------
      Total other items                              (10,701)
                                                    --------

      NET INCOME                                    $ 38,473
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          METROPOLIS REALTY TRUST, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
HISTORICAL FINANCIAL STATEMENTS

   Independent Auditors' Report ...........................................   22

   Consolidated Balance Sheets as of December 31, 2001 and 2000 ...........   23

   Consolidated Statements of Income and Comprehensive Loss for
   the years ended December 31, 2001, 2000 and 1999 .......................   24

   Consolidated Statements of Stockholders' Equity for years ended
   December 31, 2001, 2000, and 1999 ......................................   25

   Consolidated Statements of Cash Flows for years ended December 31,
   2001, 2000 and 1999 ....................................................   26

   Notes to Consolidated Financial Statements .............................   27

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

Deloitte & Touche LLP
New York, New York
January 18, 2002

METROPOLIS REALTY TRUST, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)
--------------------------------------------------------------------------------

ASSETS                                                                              December 31,
                                                                                   2001           2000
                                                                                   ----           ----
Rental property - net of accumulated depreciation of $48,077 and $37,601,
   respectively                                                               $ 358,709      $ 368,152
Cash and cash equivalents                                                        11,012         15,066
Escrow deposits and restricted cash                                               7,506          5,669
Tenant security deposits                                                            203            228
Due from tenants - net of doubtful accounts of $0 and $2,745,
    respectively                                                                  2,138          4,874
Deferred financing costs - net of amortization of $8,830 and $4,515,
   respectively                                                                   4,101          8,401
Notes receivable                                                                    275            289
Deferred rent receivable                                                         50,119         48,828
Prepaid real estate taxes                                                         8,986          8,721
Deferred leasing costs, net of amortization of $4,132 and $2,627,
   respectively                                                                  17,016         16,451
Other assets                                                                        281            397
                                                                              ---------      ---------

TOTAL ASSETS                                                                  $ 460,346      $ 477,076
                                                                              =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities

   Mortgage loan                                                              $ 425,000      $ 425,000
   Accounts payable and accrued expenses                                          8,009          8,327
   Tenants security deposits, unearned revenue and credits due tenants            2,135          5,463
   Derivative investment                                                         17,897             --
                                                                              ---------      ---------

Total Liabilities                                                               453,041        438,790
                                                                              ---------      ---------

Subordinated Minority Interest                                                       --         14,409
                                                                              ---------      ---------

Stockholders' Equity
   Preferred Stock - $10 par value, 10,000,000 shares authorized, none issued or outstanding
   Common Stock - $10 par value, 50,000,000 shares
   authorized, (13,001,346 Class A shares outstanding as of December
   31, 2001; 8,059,586 Class A shares and 4,936,060 Class B shares
   outstanding as of December 31, 2000)                                         130,013        130,012
   Paid-in capital                                                              175,847        175,847
   Accumulated Other Comprehensive Loss                                         (17,897)            --
   Deficit                                                                     (280,658)      (281,982)
                                                                              ---------      ---------

   Total Stockholders' Equity                                                     7,305         23,877
                                                                              ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $ 460,346      $ 477,076
                                                                              =========      =========

      See notes to consolidated financial statements.

METROPOLIS REALTY TRUST, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE LOSS
(in thousands, except share amounts)
--------------------------------------------------------------------------------

                                                                        Years Ended December 31,

                                                                 2001              2000              1999
                                                                 ----              ----              ----
REVENUES:
   Base rental income                                    $     86,165      $     85,129      $    114,983
   Lease termination income                                        --                --            26,455
   Operating escalation income                                  4,865             4,944            11,451
   Miscellaneous income                                         2,936             5,245             4,669
                                                         ------------      ------------      ------------
      Total revenues                                           93,966            95,318           157,558
                                                         ------------      ------------      ------------

OPERATING EXPENSES:
   Real estate taxes                                           17,821            18,266            27,414
   Operating and maintenance                                    5,518             5,173             6,756
   Utilities                                                    9,450             8,186             6,991
   Payroll                                                      3,480             3,091             4,323
   Management fees                                              1,820             1,770             2,198
   Professional fees                                              524               932             1,960
   General and administrative                                     328               430               980
   Bad debt expense                                             1,301                --               585
   Depreciation and amortization                               11,981            11,680            16,245
                                                         ------------      ------------      ------------
      Total operating expenses                                 52,223            49,528            67,452
                                                         ------------      ------------      ------------

OTHER ITEMS:
   Interest income                                                973             2,917             3,759
   Interest expense                                           (41,400)          (41,464)          (33,582)
   Write-off of note receivable                                    --                --            (1,088)
   Write-off of deferred financing costs                           --                --            (2,307)
                                                         ------------      ------------      ------------
      Total other items                                       (40,427)          (38,547)          (33,218)
                                                         ------------      ------------      ------------

GAIN ON SALE OF PROPERTY                                           --                --            50,445
                                                         ------------      ------------      ------------
GAIN ON REPURCHASE OF MINORITY INTEREST                        13,009                --                --
                                                         ------------      ------------      ------------

NET INCOME                                                     14,325             7,243           107,333

OTHER COMPREHENSIVE LOSS                                      (17,897)               --                --
                                                         ------------      ------------      ------------

COMPREHENSIVE (LOSS) INCOME                              $     (3,572)     $      7,243      $    107,333
                                                         ============      ============      ============

NET INCOME PER COMMON SHARE:

   Net income                                            $       1.10      $        .56      $       8.27
                                                         ------------      ------------      ------------
   Weighted average common shares outstanding              13,001,307        12,997,699        12,971,262
                                                         ------------      ------------      ------------

NET INCOME PER COMMON SHARE
(assuming dilution):

   Net income                                            $       1.10      $        .56      $       8.26
                                                         ------------      ------------      ------------
   Weighted average common shares outstanding
   (including 3,000 shares of common stock
   issuable upon the exercise of outstanding options
   as of December 31, 2001, 2000, and 1999,
   respectively)                                           13,004,307        13,000,699        12,998,646
                                                         ------------      ------------      ------------

      See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)
--------------------------------------------------------------------------------

                                                                                 Retained            Total
                                               Common Stock       Paid-in        Earnings        Stockholders'
                                               at Par Value       Capital        (Deficit)           Equity
                                               ------------       -------        ---------       -------------
BALANCE, DECEMBER 31, 1998                       $129,706        $175,844        $  21,522         $ 327,072
Shares issued under Directors' Stock Plan             250              --               --               250
Net income                                             --              --          107,333           107,333
Dividends paid                                         --              --         (408,950)         (408,950)
                                                 --------        --------        ---------         ---------
BALANCE, DECEMBER 31, 1999                        129,956         175,844         (280,095)           25,705
Shares issued under Directors' Stock Plan              56               3               --                59
Net income                                             --              --            7,243             7,243
Dividends paid                                         --              --           (9,130)           (9,130)
                                                 --------        --------        ---------         ---------
BALANCE, DECEMBER 31, 2000                        130,012         175,847         (281,982)           23,877
Shares issued under Directors' Stock Plan               1              --               --                 1
Net income                                             --              --           14,325            14,325
Other comprehensive loss                               --              --          (17,897)          (17,897)
Dividends paid                                         --              --          (13,001)          (13,001)
                                                 --------        --------        ---------         ---------
BALANCE, DECEMBER 31, 2001                       $130,013        $175,847        ($298,555)        $   7,305
                                                 ========        ========        =========         =========

See notes to consolidated financial statements.

METROPOLIS REALTY TRUST, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
--------------------------------------------------------------------------------

                                                                               Years Ended December 31,

                                                                            2001          2000          1999
                                                                            ----          ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $ 14,325      $  7,243      $ 107,333
Adjustments to reconcile net income to net cash provided by operating activities:
   Gain on sale of property                                                     --            --        (50,445)
   Gain on purchase of minority interest                                   (13,009)           --             --
   Write-off of deferred financing costs                                        --            --          2,307
   Depreciation and amortization                                            16,297        15,987         17,440
   Bad debt expense                                                          1,301            --            585
   Write-off of note receivable                                                 --            --          1,088
   Change in:
      Increase in escrow deposits and restricted cash                       (1,836)       (2,490)        (2,516)
      Decrease/(increase) in due from tenants                                1,434        (2,427)         1,057
      Decrease/(increase)in tenant security deposits                            24            (2)           416
      (Increase)/decrease in prepaid expenses and other assets                (151)          149          5,345
      Decrease in real estate tax refunds                                       --         3,175          2,421
      Increase in deferred rent receivable                                  (1,291)       (2,719)       (15,229)
      (Decrease)/increase in accounts payable and accrued expenses             (30)         (373)         3,619
      (Decrease)/increase in tenant security deposits, unearned
      revenue and credits due tenants                                       (3,326)        4,000           (990)
                                                                          --------      --------      ---------
   Net cash provided by operating activities                                13,738        22,543         72,431
                                                                          --------      --------      ---------

CASH FLOW FROM INVESTING ACTIVITIES:
Proceeds from sale of property                                                  --            --        344,259
Additions to building and equipment                                         (1,033)       (4,155)       (12,308)
Leasing costs                                                               (2,357)       (2,982)       (21,250)
Changes in notes receivable                                                     14          (289)         8,218
                                                                          --------      --------      ---------
   Net cash (used) provided in investing activities                         (3,376)       (7,426)       318,919
                                                                          --------      --------      ---------

CASH FLOW FROM FINANCING ACTIVITIES:
Purchase of minority interest                                               (1,400)           --             --
Proceeds from mortgage note payable                                             --            --        425,000
Financing costs                                                                (16)          (93)       (12,823)
Payments on secured notes                                                       --            --       (410,625)
Dividends paid                                                             (13,001)       (9,130)      (408,950)
Distribution to subordinated minority interests                                 --            --           (446)
Issuance of shares of common stock                                               1            59            250
                                                                          --------      --------      ---------
   Net cash used in financing activities                                   (14,416)       (9,164)      (407,594)
                                                                          --------      --------      ---------

(DECREASE)/INCREASE IN CASH AND CASH EQUIVALENTS                            (4,054)        5,953        (16,244)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                              15,066         9,113         25,357
                                                                          --------      --------      ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $ 11,012      $ 15,066      $   9,113
                                                                          ========      ========      =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid                                                         $ 37,283      $ 34,046      $  32,387
                                                                          ========      ========      =========
    Dividends declared                                                    $ 13,001      $  9,100      $ 408,950
                                                                          ========      ========      =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Liabilities disposed of in connection with sale of property                 --            --      $ 170,009
                                                                          --------      --------      =========

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

      On November 22, 1999, the Company consummated the 237 Property Sale and recognized a gain of $50,445. Net assets as of the date of sale were $293,814. The following represents the results of operations for the 237 Property for the period January 1, 1999 through November 21, 1999:

            REVENUES:
            Base rental income                          $ 34,261
            Lease termination income                      25,855
            Operating escalation income                    9,357
            Miscellaneous income                             495
                                                        --------

            Total revenues                                69,968
                                                        --------

            OPERATING EXPENSES:
            Real estate taxes                              9,324
            Operating and maintenance                      2,300
            Utilities                                        572
            Payroll                                        1,539
            Management fees                                  635
            Professional fees                                515
            General and administrative                       285
            Depreciation and amortization                  5,624
                                                        --------

            Total operating expenses                      20,794
                                                        --------

            OTHER ITEMS:
            Interest income                                1,100
            Interest expense                             (11,801)
                                                        --------

            Total other items                            (10,701)
                                                        --------

            NET INCOME                                  $ 38,473
                                                        ========

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

4.    MORTGAGE LOAN

      In December 1999, the 1290 Property Owning Partnership refinanced mortgage indebtedness secured by the 1290 Property of approximately $224,900,000 and obtained a $425,000 mortgage loan (the "1290 Mortgage Loan"). Interest on the 1290 Mortgage Loan is based on LIBOR plus 2% and requires interest only payments through maturity on January 2, 2003. The 1290 Property Owning Partnership has a one time right (subject to achieving certain conditions, including a debt service coverage ratio, loan to value ratio and the payment of a 25 basis point extension fee), at its option, to extend the maturity for a period of twelve months. The 1290 Mortgage Loan may be repaid in whole without penalty. The costs associated with securing the 1290 Mortgage Loan of approximately $12,916 are included in deferred financing costs and are amortized over the term of the 1290 Mortgage Loan as a component of interest expense. Unamortized costs associated with the prior mortgage indebtedness of approximately $2,307 were written off in 1999.

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
                                                       --------
                                                       $746,791
                                                       ========

11.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                    (In Thousands, Except Per Share Amounts)
                              Fiscal Quarters Ended

2001                                        1Q          2Q          3Q           4Q
-------------------------------------------------------------------------------------
Total revenues                            22,787      23,718      23,275       24,186
Net income                                13,604         344         120          257
Net income per share                     $  1.05     $  0.03     $  0.01      $  0.01
Net income per share assuming
     dilution                            $  1.05     $  0.03     $  0.01      $  0.01

2000                                        1Q          2Q          3Q           4Q
-------------------------------------------------------------------------------------
Total revenues                            21,875      23,777      22,495       27,171
Net income (loss)                            475       2,117        (315)       4,966
Net income (loss) per share              $  0.04     $  0.16     $ (0.02)     $  0.38
Net income (loss) per share assuming
     dilution                            $  0.04     $  0.16     $ (0.02)     $  0.38

1999                                        1Q          2Q          3Q           4Q
-------------------------------------------------------------------------------------
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company as of December 31, 2001 are as follows:

Name                              Age     Position
----                              ---     --------

William L. Mack................   62      Director and Chairman of the Board

Lee S. Neibart.................   51      Director and President

Bruce H. Spector...............   59      Director

John R.S. Jacobsson............   33      Director, Vice President and Secretary

John R. Klopp..................   48      Director and Vice President

Russel S. Bernard..............   44      Director

David A. Strumwasser...........   50      Director

David Roberts..................   39      Director

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

ITEM 11. EXECUTIVE COMPENSATION

      The Company has no employees and none of its executive officers, including the Company's president (who acts in a capacity similar to that of a chief executive officer), receives any compensation in their capacities as executive officers.

                                     Annual Compensation                   Long-Term Compensation
                             ----------------------------------    ------------------------------------
                                                                             Awards             Payouts
                                                                   ------------------------     -------
    Name                                                                         Securities
    and                                            Other Annual    Restricted    Underlying      LTIP        All other
  Principal                  Salary     Bonus      Compensation       Stock       Options/      Payouts     Compensation
  Position          Year       ($)       ($)            ($)         Award ($)     SARs (#)        ($)            ($)
------------------------------------------------------------------------------------------------------------------------
Lee S. Neibart,
President           2001        $0        $0       $23,000(1)(2)        $0            0            $0         $  750(3)
                    ----------------------------------------------------------------------------------------------------
                    2000        $0        $0       $21,400(1)(2)        $0            0            $0         $  750(3)
                    ----------------------------------------------------------------------------------------------------
                    1999        $0        $0       $20,000(1)(2)        $0            0            $0         $3,000(3)
------------------------------------------------------------------------------------------------------------------------

(1) Represents annual retainer paid to Mr. Neibart in his capacity as a director of the Company in an amount of $15,000 for the years 2001 and 2000 and $20,000 for the year 1999.

(2) Mr. Neibart also received 400 shares of Common Stock as compensation in his capacity as a director of the Company pursuant to the Company's 1996 Directors' Stock Option Plan for the years 2001 and 2000. Mr. Neibart did not receive any shares of Common Stock as compensation in the year 1999. There is not currently a public market for the shares of Common Stock, however, the Company has determined that the fair market value of these shares on the date they were granted to Mr. Neibart was approximately $16.00 per share for the shares granted to him in 2000 and approximately $20.00 per share for the shares granted to him in 2001.

(3) Represents fees paid to Mr. Neibart in his capacity as a director of the Company for the attendance of the Company's Board of Directors meeting. Mr. Neibart was paid $750 for each meeting of the Company's Board of Directors that he attended in 2001, 2000 and 1999. There was one meeting of the Company's Board of Directors in each of 2001 and 2000, and four meetings in 1999. Mr. Neibart attended all such meetings.

      On July 9, 2002, the Board of Directors authorized the payment of $50,000 to each of Messrs. Jacobsson, Vice President and Secretary of the Company; Andrew Cohen, Vice President of the Company; Stuart Koenig, Treasurer of the Company, and Ms. Jeremy FitzGerald, Vice President of the Company, upon the consummation of the sale transaction to Jamestown. This payment was authorized in recognition of the contribution made by each of these officers to the negotiation, structuring and consummation of the sale transaction.

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

                                                                  Number of Shares   Percent of Common
                                                                 Beneficially Owned        Stock
                                                                 ------------------  -----------------
Principal Stockholders

Apollo Real Estate Investment Fund, L.P. (1)                          4,936,060            38.0%
The TCW Group, Inc. (2)                                               2,254,341            17.3%
TCW Asset Management Company (2)                                      2,254,341            17.3%
Oaktree Capital Management, LLC (3)                                   1,917,463            14.7%
The Goldman Sachs Group, Inc. (4)                                     1,127,021             8.7%
WSB Realty, L.L.C. (5)                                                1,122,421             8.6%
Goldman, Sachs & Co. (5)                                              1,122,421             8.6%
Whitehall Street Real Estate Limited Partnership V (5)                1,122,421             8.6%
WH Advisors, L.L.C. V (5)                                             1,122,421             8.6%
Angelo, Gordon & Co., L.P. (6)                                        1,094,143             8.4%
John M. Angelo (6)                                                    1,094,143             8.4%
Michael L. Gordon (6)                                                 1,094,143             8.4%
Intermarket Corp. (7)                                                   931,000             7.2%

Directors and Executive Officers

William L. Mack (8)                                                   4,940,660            38.0%
Lee S. Neibart (9)                                                    4,940,660            38.0%
John R.S. Jacobsson (10)                                              4,940,660            38.0%
Bruce H. Spector (11)                                                 4,940,660            38.0%
John R. Klopp (12)                                                       24,600              *
Russel S. Bernard (13)                                                1,917,463            14.7%
David A. Strumwasser (14)                                               294,103             2.3%
David Roberts (15)                                                            0              *
                                                                      ----------
Directors and Executive Officers as a group (8 persons) (16)          7,190,626            55.3%
                                                                      ==========


*     Less than 1%

(1) Held of record by Atwell & Co., c/o The Chase Manhattan Bank, N.A., 4 New York Plaza, New York, NY 10004. Apollo Real Estate Advisors is the managing general partner of Apollo Real Estate Investment Fund and a joint reporting person with respect to beneficial ownership of these shares of common stock according to an executed certificate, dated as of August 4, 2002, of the Vice President and Treasurer of Apollo Real Estate Management, Inc., the general partner of Apollo Real Estate Advisors, and delivered to Holdings and Metropolis Trust. Apollo Real Estate Investment Fund is located at Two Manhattanville Road, Purchase, New York 10577.

(2) Includes 1,586,814 shares as to which voting and dispositive power is shared with Oaktree Capital Management, LLC ("Oaktree") as an investment sub-adviser to TCW Asset Management Company for various limited partnerships, trusts and third party accounts for which TCW Asset Management Company acts as general partner or investment manager. The TCW Group, Inc. is the parent company of TCW Asset Management Company. Also includes 667,527 shares held by various limited partnerships, trusts and third party accounts for which TCW Special Credits acts as general partner or investment manager; TCW Asset Management Company is the managing general partner of TCW Special Credits. The shares shown are held of record by (i) Hare & Co., c/o Investors Bank and Trust Company, 200 Clarendon Street, Boston, Massachusetts 02117-9130 (58,124 shares), and (ii) Cede & Co., 55 Water Street, New York, New York 10041 (2,196,217 shares). To the extent permitted by applicable law, The TCW Group Inc., TCW Asset Management Company and Robert Day hereby disclaim beneficial ownership of such shares. The TCW Group, Inc. and TCW Asset Management Company are located at 865 South Figueroa Street, Suite 1800, Los Angeles, CA 90017.

(3) Includes 1,586,814 shares as to which voting and dispositive power is shared with TCW Asset Management Company, which acts as general partner or investment manager for certain funds and accounts for which Oaktree acts as an investment sub-adviser. Also includes 284,839 shares held by two limited partnerships of which Oaktree is general partner and 41,210 shares held by a third party account for which Oaktree acts as investment manager. The 326,049 shares as to which Oaktree has sole voting and dispositive power are held of record by (i) Cun & Co., c/o The Bank of New York, P.O. Box 1068, Wall Street Station, New York, NY 10005 (176,049 shares) and (ii) Cede & Co., 55 Water Street, New York, New York 10041 (150,000 shares). Also includes 4,600 shares held directly by Oaktree. To the extent permitted by applicable law, Oaktree hereby disclaims beneficial ownership of such shares. Oaktree is located at 333 South Grand Avenue, 28th Floor, Los Angeles, CA 90071.

(4) According to Amendment No. 3 to the Schedule 13G filed by The Goldman Sachs Group, Inc. with the Securities and Exchange Commission on February 13, 2001, includes 1,122,421 shares with respect to which voting and dispositive power is shared with (i) Goldman, Sachs & Co., (ii) WSB Realty, L.L.C., (iii) Whitehall Street Real Estate Limited Partnership V and (iv) WH Advisors, L.L.C. V. The Goldman Sachs Group, Inc. is located at 85 Broad Street, New York, NY 10004.

(5) Does not include 4,600 shares owned by The Goldman Sachs Group, Inc. According to Amendment No. 3 to the Schedule 13G filed by The Goldman Sachs Group, Inc. with the Securities and Exchange Commission on February 13, 2001, voting and dispositive power with respect to these shares is held among: (i) Goldman, Sachs & Co., (ii) The Goldman Sachs Group, Inc.,
      (iii) WSB Realty, L.L.C., (iv) Whitehall Street Real Estate Limited Partnership V and (v) WH Advisors, L.L.C. V. Each of these entities is located at 85 Broad Street, New York, NY 10004.

(6) The address of Angelo, Gordon & Co., L.P. ("Angelo, Gordon"), John M. Angelo and Michael L. Gordon is 245 Park Avenue, New York, NY 10167. According to Amendment No. 3 to the Schedule 13G filed by Angelo, Gordon with the Securities and Exchange Commission on February 8, 2002, these 1,094,143 shares are reported as beneficially owned by: (i) Angelo, Gordon, (ii) John M. Angelo, in his capacities as a general partner of AG Partners, L.P., the sole general partner of Angelo, Gordon, and the chief executive officer of Angelo, Gordon and (iii) Michael L. Gordon, in his capacities as the other general partner of AG Partners, L.P. and the chief operating officer of Angelo, Gordon.

(7)   Intermarket Corp.'s address is 667 Madison Avenue, New York, NY 10021.

(8) Includes 4,936,060 shares owned by Apollo. Mr. Mack is the managing partner of AREA, the general partner of Apollo, and the President of AREA's corporate general partner. Includes 1,600 shares of Common Stock issued directly to Mr. Mack, and 3,000 shares of Common Stock issued upon the exercise of options granted to Mr. Mack, under the Company's Stock Plan. Mr. Mack disclaims beneficial ownership of the shares of Common Stock owned by Apollo.

(9) Includes 4,936,060 shares owned by Apollo. Mr. Neibart is a partner of AREA. Includes 1,600 shares of Common Stock issued directly to Mr. Neibart, and 3,000 shares of Common Stock issued upon the exercise of options granted to Mr. Neibart, under the Company's Stock Plan. Mr. Neibart disclaims beneficial ownership of the shares of Common Stock owned by Apollo.

(10) Includes 4,936,060 shares owned by Apollo. Mr. Jacobsson is a partner of AREA. Includes 1,600 shares of Common Stock issued directly to Mr. Jacobsson, and 3,000 shares of Common Stock issuable upon the exercise of options granted to Mr. Jacobsson, under the Company's Stock Plan. Mr. Jacobsson disclaims beneficial ownership of the shares of Common Stock owned by Apollo.

(11) Includes 4,936,060 shares owned by Apollo. Mr. Spector is a partner of AREA. Includes 1,600 shares of Common Stock issued directly to Mr. Spector, and 3,000 shares of Common Stock issued upon the exercise of options granted to Mr. Spector, under the Company's Stock Plan. Mr. Spector disclaims beneficial ownership of the shares of Common Stock owned by Apollo.

(12) Includes 1,600 shares of Common Stock issued directly to Mr. Klopp, and 3,000 shares of Common Stock issued upon the exercise of options granted to Mr. Klopp, under the Company's Stock Plan.

(13) Includes 1,912,863 shares owned by (i) funds and accounts managed by Oaktree and (ii) limited partnerships of which Oaktree serves as a general partner. Includes 1,600 shares of Common Stock issued directly to Mr. Bernard, and 3,000 shares of Common Stock issued upon the exercise of options granted to Mr. Bernard, under the Company's Stock Plan, all of which shares were transferred by Mr. Bernard to Oaktree. Mr. Bernard is a Principal of Oaktree. Mr. Bernard disclaims beneficial ownership of the shares of Common Stock owned by funds and accounts managed by Oaktree, the shares of Common Stock owned by limited partnerships of which Oaktree serves as a general partner, and the shares of Common Stock owned directly by Oaktree.

(14) Includes 289,503 shares held by various limited partnerships, a trust and third party accounts for which Whippoorwill has discretionary authority and acts as general partner or investment manager. Includes 1,600 shares of Common Stock issued directly to Mr. Strumwasser, and 3,000 shares of Common Stock issued upon the exercise of options granted to Mr. Strumwasser, under the Company's Stock Plan, all of which shares were transferred by Mr. Strumwasser to Whippoorwill pursuant to the terms of his employment with Whippoorwill. Mr. Strumwasser is a Principal, Managing Director and the General Counsel of Whippoorwill. Mr. Strumwasser disclaims beneficial ownership of the shares of Common Stock owned by discretionary accounts or trusts managed by Whippoorwill, the shares of common stock owned by limited partnerships of which Whippoorwill serves as general partner, and the shares of common stock owned by Whippoorwill directly as set forth above.

(15) Does not include shares owned by Angelo, Gordon. Does not include 1,600 shares of Common Stock issued directly to Mr. Roberts, and 3,000 shares of Common Stock issued upon the exercise of options granted to Mr. Roberts, under the Company's Stock Plan, all of which shares were transferred by Mr. Roberts to Angelo, Gordon pursuant to the terms of his employment with Angelo, Gordon. Mr. Roberts is a Managing Director of Angelo, Gordon. Mr. Roberts disclaims beneficial ownership of the shares of Common Stock owned by Angelo, Gordon.

(16) See notes 8 through 15 above with respect to the nature of the ownership of Directors and Executive Officers as a group, including disclaimers of beneficial ownership described therein.

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

            None.

(c)         Exhibits. Refer to paragraph (a)(3) under this Item 14.

(d)         Not applicable.

----------
* Incorporated by reference to the registrant's Registration Statement on Form 10 (File No. 0-21849) and any amendments thereto.

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

                                        METROPOLIS REALTY TRUST, INC.


                                        By: /s/ Lee S. Neibart
                                           -------------------------------------
                                        Name:  Lee S. Neibart
                                        Title: President and Director


                                        By: /s/ Stuart Koenig
                                           -------------------------------------
                                        Name:  Stuart Koenig
                                        Title: Principal Financial Officer

Date: August 12, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                           Title                        Date
      ---------                           -----                        ----


/s/ Lee S. Neibart                President and Director         August 12, 2002
-------------------------
Lee S. Neibart


/s/ William L. Mack         Chairman of the Board and Director   August 12, 2002
-------------------------
William L. Mack


/s/ John R.S. Jacobsson        Vice President, Secretary and     August 12, 2002
-------------------------                Director
John R.S. Jacobsson


/s/ John R. Klopp               Vice President and Director      August 12, 2002
-------------------------
John R. Klopp


/s/ Bruce H. Spector                     Director                August 12, 2002
-------------------------
Bruce H. Spector


/s/ Russel S. Bernard                    Director                August 12, 2002
-------------------------
Russel S. Bernard


/s/ David A. Strumwasser                 Director                August 12, 2002
-------------------------
David A. Strumwasser


/s/ David Roberts                        Director                August 12, 2002
-------------------------
David Roberts