Form 10-Q
period 2002-06-30
METROPOLIS REALTY TRUST INC
filed 2002-08-14
CIK 1028198

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

(Mark One)

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

                                       OR

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 0-21849

                          METROPOLIS REALTY TRUST, INC.
             (Exact name of registrant as specified in its charter)

                   MARYLAND                                      13-3910684
(State or other jurisdiction of incorporation                   (IRS Employer
               or organization)                              Identification No.)

                             c/o Capital Trust, Inc.
                                 410 Park Avenue
                                   14th Floor
                            New York, New York 10022
                    (Address of principal executive offices)
                                   (Zip Code)

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

Yes |X|     No |_|

As of August 2, 2002, there were 13,004,946 shares of the Company's Common Stock issued and outstanding. Of the Company's 13,004,946 shares of Common Stock issued and outstanding, approximately 8,658,193 shares are held by affiliates of the Company and approximately 4,346,753 shares are held by non-affiliates of the Company.

The Company's Common Stock is not listed on any exchange; the Company does not intend to list the Company's Common Stock on any exchange in the near term; there is not currently a public market for the Company's Common Stock; and there can be no assurance that an active trading market for the Company's Common Stock will develop or be sustained.

                          METROPOLIS REALTY TRUST, INC.

                                      INDEX

                                                                            PAGE
                                                                            ----

PART I. FINANCIAL INFORMATION ............................................     1

ITEM 1. Financial Statements .............................................     1

      The accompanying unaudited, interim financial statements have been prepared in accordance with the instructions to Form 10-Q. In the opinion of management, all adjustments necessary for a fair presentation have been included.

            Consolidated Balance Sheets as of June 30, 2002 (unaudited)
            and December 31, 2001 ........................................     1

            Consolidated Statements of Income and Comprehensive Income
            for the Quarters and Six Months Ended June 30, 2002 and 2001
            (unaudited) ..................................................     2

            Consolidated Statements of Cash Flows for the Six Months
            Ended June 30, 2002 and 2001 (unaudited) .....................     3

            Notes to Consolidated Financial Statements (unaudited) .......     4

ITEM 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations ............................................     9

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk .......    12

PART II. OTHER INFORMATION ...............................................    12

ITEM 1. Legal Proceedings ................................................    12

ITEM 2. Changes in Securities ............................................    12

ITEM 3. Defaults Upon Senior Securities ..................................    12

ITEM 4. Submission of Matters To a Vote of Security Holders ..............    12

ITEM 5. Other Information ................................................    12

ITEM 6. Exhibits and Reports on Form 8-K .................................    12

SIGNATURES ...............................................................   S-1

                          PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

METROPOLIS REALTY TRUST, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

                                                    June 30, 2002   December 31, 2001
                                                     (Unaudited)
                                                    -------------   -----------------
ASSETS
Assets Held for Sale:
Rental property - net of accumulated
  depreciation of $50,669 and $48,077,
  respectively                                        $ 356,228         $ 358,709
Cash and cash equivalents                                13,943            10,562
Escrow deposits and restricted cash                      10,428             7,506
Tenant security deposits                                    198               203
Due from tenants                                            707             2,138
Note receivable                                             268               275
Deferred rent receivable                                 50,023            50,119
Prepaid real estate taxes                                 9,850             8,986
Deferred leasing costs, net of amortization of
  $4,491 and $4,132, respectively                        17,103            17,016
Deferred financing costs - net of amortization
  of $10,991 and $8,830, respectively                     1,940             4,101
Other assets                                                132               281

Assets From Continuing Operations:
Cash and cash equivalents                                   383               450
Other assets                                                 33                --
                                                      ---------         ---------
TOTAL ASSETS                                          $ 461,236         $ 460,346
                                                      =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities Related To Assets Held For Sale:
Mortgage loan                                         $ 425,000         $ 425,000
Accounts payable and accrued expenses                     8,267             7,854
Tenant security deposits, unearned revenue and
  credits due tenants                                     2,199             2,135
Derivative investment                                     9,955            17,897

Accounts Payable Related To Continuing
  Operations                                                134               155
                                                      ---------         ---------
Total Liabilities                                       445,555           453,041
                                                      ---------         ---------
Stockholders' Equity
Preferred Stock - $10 par value, 10,000,000
  shares authorized, none issued or outstanding
Common Stock - $10 par value, 50,000,000 shares
  authorized (13,004,946 Class A shares
  outstanding as of June 30, 2002; 13,001,346
  Class A shares outstanding as of December 31,
  2001)                                                 130,049           130,013
Paid-in-capital                                         175,851           175,847
Accumulated other comprehensive loss                     (9,955)          (17,897)
Deficit                                                (280,264)         (280,658)
                                                      ---------         ---------
Total Stockholders' Equity                               15,681             7,305
                                                      ---------         ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 461,236         $ 460,346
                                                      =========         =========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)
(In thousands, except share amounts)
--------------------------------------------------------------------------------

                                                      Quarter Ended June 30,       Six Months Ended June 30,
                                                    --------------------------    --------------------------
                                                       2002           2001           2002           2001
                                                    -----------    -----------    -----------    -----------
OPERATING EXPENSES:
General and administrative                          $       140    $       102    $       280    $       333
                                                    -----------    -----------    -----------    -----------
Total operating expenses                                    140            102            280            333
                                                    -----------    -----------    -----------    -----------
OTHER ITEMS:
Gain on repurchase of minority interest                      --             --             --         13,009
                                                    -----------    -----------    -----------    -----------
Total other items                                            --             --             --         13,009
                                                    -----------    -----------    -----------    -----------

INCOME (LOSS) FROM CONTINUING OPERATIONS                   (140)          (102)          (280)        12,676

INCOME FROM DISCONTINUED OPERATIONS                       2,589            446          3,920          1,272
                                                    -----------    -----------    -----------    -----------
NET INCOME                                                2,449            344          3,640         13,948

OTHER COMPREHENSIVE INCOME (LOSS)                         2,478            144          7,941        (13,466)
                                                    -----------    -----------    -----------    -----------
COMPREHENSIVE INCOME                                $     4,927    $       488    $    11,581    $       482
                                                    ===========    ===========    ===========    ===========

NET INCOME PER COMMON SHARE (basic):

Income (Loss) From Continuing Operations            $      (.01)   $      (.01)   $      (.02)   $       .98
                                                    ===========    ===========    ===========    ===========
Income From Discontinued Operations                 $       .20    $       .04    $       .30    $       .09
                                                    ===========    ===========    ===========    ===========
Net Income                                          $       .19    $       .03    $       .28    $      1.07
                                                    ===========    ===========    ===========    ===========
Weighted Average Common Shares Outstanding           13,004,443     13,001,346     13,004,443     13,001,296
                                                    ===========    ===========    ===========    ===========

NET INCOME PER COMMON SHARE (assuming dilution):

Income (Loss) From Continuing Operations            $      (.01)   $      (.01)   $      (.02)   $       .98
                                                    ===========    ===========    ===========    ===========
Income From Discontinued Operations                 $       .20    $       .04    $       .30    $       .09
                                                    ===========    ===========    ===========    ===========
Net Income                                          $       .19    $       .03    $       .28    $      1.07
                                                    ===========    ===========    ===========    ===========
Weighted Average Common Shares Outstanding
(including 3,000 shares of  Common Stock issuable
upon the exercise of outstanding options as of
June 30, 2002 and 2001, respectively)                13,007,443     13,004,346     13,007,443     13,004,296
                                                    ===========    ===========    ===========    ===========

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(In thousands)
--------------------------------------------------------------------------------

                                                                        Six Months Ended June 30,
                                                                         2002             2001
                                                                        -------          -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $ 3,640          $13,948
Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation and amortization                                         5,111            8,364
    Gain on repurchase of minority interest                                  --          (13,009)
    Change in:
       Increase in escrow deposits and restricted cash                   (2,922)            (432)
       Decrease in due from tenants                                       1,431            3,242
       Increase in prepaid expenses and other assets                       (742)            (179)
       Decrease/(Increase) in deferred rent receivable from
           discontinued operations                                           96           (1,027)
       Increase/(Decrease) in accounts payable and accrued expenses         231             (500)
       Increase/(Decrease) in tenant security deposits, unearned
         revenue, and credits due tenants                                    62             (295)
                                                                        -------          -------
       Net cash provided by operating activities                          6,907           10,112
                                                                        -------          -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to building, equipment, and leasing costs from discontinued
    operations                                                             (395)          (2,560)
Changes in notes receivable                                                   7                7
                                                                        -------          -------
       Net cash used in investing activities                               (388)          (2,553)
                                                                        -------          -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of minority interest                                              --           (1,400)
Dividends paid                                                           (3,251)          (3,250)
Other                                                                        46              (15)
                                                                        -------          -------
       Net cash used in financing activities                             (3,205)          (4,665)
                                                                        -------          -------

INCREASE IN CASH AND CASH EQUIVALENTS                                     3,314            2,894

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           11,012           15,066
                                                                        -------          -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                $14,326          $17,960
                                                                        =======          =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Interest paid during period                                         $18,473          $18,276
                                                                        =======          =======
    Dividends declared                                                  $ 3,251          $ 6,500
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

      On November 22, 1999, the Company sold all of its interests in the 237 Property. Following such sale, the Company owned a 94.05% partnership interest, as limited partner, in 1290 Partners, L.P., a Delaware limited partnership (the "1290 Property Owning Partnership"). The 1290 Property Owning Partnership owns the 1290 Property. A wholly-owned subsidiary of the Company ("1290 GP Corp.") owns a 1% interest, as general partner, in the 1290 Property Owning Partnership. The remaining 4.95% interest in the 1290 Property Owning Partnership was owned by 237/1290 Upper Tier Associates, L.P., a Delaware limited partnership (the "Upper Tier LP"). On March 23, 2001, the Company acquired the limited partnership interest held by the Upper Tier LP for $1,400 in accordance with the Agreement of Limited Partnership of the 1290 Property Owning Partnership. Upon consummation of such transaction, and as of June 30, 2002, the Company directly and indirectly owns 100% of the 1290 Property Owning Partnership.

      Basis of Presentation - The consolidated financial statements include Metropolis and each of the entities through which Metropolis indirectly owns the 1290 Property. All significant intercompany accounts and transactions have been eliminated in consolidation.

      The accompanying interim financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial statements of the interim periods. However, the operating results for the interim periods may not be indicative of the results for the full year.

      Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. It is suggested that these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K/A for the year ended December 31, 2001.

      Assets Held for Sale - On May 7, 2002, the Company entered into a definitive amended and restated agreement to sell all of its interests in the 1290 Property to an affiliate of Jamestown (the "Jamestown Partnership") for $745,500, subject to certain adjustments and customary prorations. The consummation of the sale is subject to the approval of the Company's stockholders and certain other closing conditions. The transaction is expected to close during the third quarter of 2002, although there can be no assurance that the transaction will be consummated. If the transaction is consummated, the Company will no longer own any real estate assets and intends to dissolve and distribute its net assets to its stockholders. In connection with the consummation of the sale of the 1290 Property, the Company will be responsible for, among other things, the repayment of the 1290 Mortgage Loan and any costs to unwind the 1290 Swap Agreement. The estimate of the cost to unwind the 1290 Swap Agreement is approximately $11,385 at June 30, 2002, which consists of the fair value of the swap of a liability of $9,955 plus accrued interest thereon of $1,430.

      The Company has implemented SFAS No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (effective January 1, 2002). As a result, all income and expense related to the 1290 Property have been reclassified to discontinued operations on the accompanying statement of income and comprehensive income for all periods presented. In addition, all assets and liabilities relating to the 1290 Property have been reclassified as assets held for sale or as liabilities related to assets held for sale as of each balance sheet date and are recorded at the lower of cost or estimated fair value less costs of disposal.

      The following table summarizes the income and expense for the 1290
      Property:

                                  Quarter Ended June 30,   Six Months Ended June 30,
                                  ----------------------   -------------------------
                                     2002        2001          2002        2001
                                     ----        ----          ----        ----
REVENUES:
Base rental income                 $ 20,743    $ 22,216      $ 41,491    $ 43,398
Operating escalation income           1,235       1,108         2,544       2,021
Miscellaneous income                  1,215         394         2,287       1,086
                                   --------    --------      --------    --------
Total revenues                       23,193      23,718        46,322      46,505
                                   --------    --------      --------    --------

OPERATING EXPENSES:
Real estate taxes                     4,495       4,363         8,991       8,726
Operating and maintenance             1,400       1,120         2,737       2,274
Utilities                             2,014       1,995         3,625       4,379
Payroll                                 844         790         1,769       1,638
Management fees                         445         364           911         716
Professional fees                     1,105          88         1,124         103
General and administrative              169          94           207         145
Bad debt expense                         --       1,269            --       1,269
Depreciation and amortization            --       3,143         2,950       6,203
                                   --------    --------      --------    --------
Total operating expenses             10,472      13,226        22,314      25,453
                                   --------    --------      --------    --------

OTHER ITEMS:
Interest income                         114         296           204         616
Interest expense                    (10,246)    (10,342)      (20,292)    (20,396)
                                   --------    --------      --------    --------
Total other items                   (10,132)    (10,046)      (20,088)    (19,780)
                                   --------    --------      --------    --------

INCOME FROM DISCONTINUED
OPERATIONS                            2,589         446         3,920       1,272

OTHER COMPREHENSIVE INCOME (LOSS)     2,478         144         7,941     (13,466)
                                   --------    --------      --------    --------

COMPREHENSIVE INCOME (LOSS) FROM
DISCONTINUED OPERATIONS            $  5,067    $    590      $ 11,861    $(12,194)
                                   ========    ========      ========    ========

      Cash and Cash Equivalents - Cash and cash equivalents includes investments purchased with an original maturity of three months or less.

      Depreciation and Amortization - The 1290 Property was determined to be held for sale as of April 1, 2002. Accordingly, depreciation will no longer be recorded for the 1290 Property. Building and building improvements were depreciated over their useful lives of 40 years using the straight-line method through March 31, 2002. Furniture and fixtures were depreciated over their useful lives, ranging from 5 to 7 years, through March 31, 2002. Tenant improvements were amortized on a straight-line basis over the terms of the respective leases through March 31, 2002.

      Deferred Charges - Deferred financing costs are amortized over the term of the related loan and are included as a component of interest expense. Direct costs related to leasing were amortized over the related lease term through March 31, 2002.

      Rental Income - Rental income is recognized on a straight-line basis over the terms of the related leases. Differences between actual base amounts due from tenant leases and the straight-line basis are included in deferred rent receivable.

      Escrow Deposits and Restricted Cash - Escrow deposits and restricted cash as of June 30, 2002 and December 31, 2001 includes amounts held in reserve for tenant improvements, leasing commissions, insurance, real estate taxes and real estate tax refunds due to former tenants.

      Accounts Payable and Accrued Expenses - Accounts payable and accrued expenses as of June 30, 2002 and December 31, 2001 include property operating expenses payable and tenant claims against real estate tax proceeds.

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

      Use of Estimates - The presentation of the financial statements requires estimates and assumptions that affect the reported amounts of assets and liabilities as of June 30, 2002 and December 31, 2001 and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

      Fair Value of Financial Instruments - The carrying amount of cash and cash equivalents, escrow deposits and restricted cash, tenant security deposits, accounts receivable and accounts payable are a reasonable estimate of their fair value due to their short-term nature. Management believes the fair market value of the mortgage loan payable approximates the carrying value at June 30, 2002 and December 31, 2001. The fair value estimates presented herein are based on pertinent information available to management as of June 30, 2002 and December 31, 2001.

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

      The 1290 Swap Agreement has been designated as a cash flow hedge and was deemed to be perfectly effective. As such, changes in the fair value of the 1290 Swap Agreement have been reflected as other comprehensive income in the accompanying statement of income and comprehensive income. The difference between accrued interest expense calculated at the effective rate under the 1290 Swap Agreement and accrued interest expense calculated at the interest rate under the 1290 Mortgage Loan is recognized currently in earnings as interest.

      The maturity date of the 1290 Mortgage Loan and the termination date of the 1290 Swap Agreement are identical. The estimate of the cost to unwind the 1290 Swap Agreement is approximately $11,385 at June 30, 2002, which consists of the fair value of the swap of a liability of $9,955 plus accrued interest thereon of $1,430. The 1290 Property Owning Partnership expects to reclassify all net losses on cash flow hedges included in accumulated other comprehensive loss into earnings within the next 12 months. As of June 30, 2002, this amount is approximately $9,955.

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

4.    STOCKHOLDERS' EQUITY

      The Company has the authority to issue 50,000,000 shares of common stock, par value $10 per share (the "Common Stock"), and 10,000,000 shares of Preferred Stock, par value $10 per share. On October 10, 2001, the classification of the Common Stock into two classes of Common Stock terminated pursuant to the terms of the Company's charter. All shares of Class A and Class B Common Stock were automatically converted into a single class of Class A common stock. As of June 30, 2002, there were 13,004,946 shares of the Company's Class A Common Stock issued and outstanding.

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

      As of June 30, 2002, there were outstanding options to acquire an aggregate of 3,000 shares of Common Stock at an exercise price of $12.50 per share.

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

6.    RELATED PARTY TRANSACTIONS

      Asset Management - The Company has entered into an Asset Management Agreement with a company ("Asset Manager") that is directly affiliated with two of Metropolis' stockholders. One of these stockholders is also a Director and Officer of the Company. The Asset Manager provides asset advisory, consultation and management services for the Company. Fees for such services are payable in arrears at a rate of $25 per month. The Asset Management Agreement also provides for reimbursement of costs and expenses for contractors and professional fees, as incurred. Asset management fees incurred for each of the three and six months ended June 30, 2002 and 2001 aggregated approximately $75 and $150, respectively. The Company expects to terminate the Asset Management Agreement on the date the sale of the 1290 Property is consummated.

      Property Management - The Company has also entered into a Management and Leasing Agreement with a company ("Property Manager/Leasing Agent") that is an affiliate of a stockholder. The Property Manager/Leasing Agent manages and operates the 1290 Property and provides all supervisory, management and leasing services. The Management and Leasing Agreement provides for a fee of 1.5% of gross revenues, payable monthly, and reimbursement for overhead and all reasonable out-of-pocket-expenses incurred. The Management and Leasing Agreement also provides for leasing commissions to be calculated on a sliding scale percentage basis of a lease's base rent. Fees incurred under the Management and Leasing Agreement for the three and six months ended June 30, 2002 aggregated $467 and $842, respectively. Fees incurred under the Management and Leasing Agreement for the three and six months ended June 30, 2001 aggregated $368 and $720, respectively. The Company expects to terminate the Management and Leasing Agreement effective on the date the sale of the 1290 Property is consummated.

      An affiliate of the Property Manager/Leasing Agent provided cleaning services for the 1290 Property through February 2001. Fees paid for cleaning services to such affiliate of the Property Manager/Leasing Agent for the three and six months ended June 30, 2001 totaled $0 and $405, respectively.

      REIT Management - The Company has entered into a REIT Management Agreement with the Property Manager/Leasing Agent ("REIT Manager"). The REIT Manager performs certain accounting, administrative and monitoring services. The REIT Management Agreement provides for compensation to the REIT Manager of a monthly fee and reimbursement of documented out-of-pocket expenses. Fees incurred under the REIT Management Agreement for each of the three and six months ended June 30, 2002 and 2001 aggregated approximately $31 and $63, respectively.

      Participation in Sale of 1290 Property - As described in Note 1 under "Assets Held for Sale", the Company has entered into a definitive amended and restated agreement to sell all of its interests in the 1290 Property to the Jamestown Partnership for $745,500, subject to certain adjustments and customary prorations. As described below, certain parties affiliated with, or presently performing services for, the Company have an interest in the sale transaction.

      Certain existing directors and officers of the Company are partners of Apollo Real Estate Advisors, L.P. ("AREA") and officers of the general partner of AREA. AREA is the general partner of Apollo Real Estate Investment Fund, L.P. ("AREIF"). AREIF owns 100% of the limited liability company interests of AP-1290 Partners LLC, which in turn owns an approximately 23% limited partnership interest in the Jamestown Partnership and has agreed to contribute approximately $80,000 to the Jamestown Partnership in connection with the purchase of the 1290 Property. In addition, upon consummation of the sale transaction, certain officers of the Company will each receive a payment of $50 in recognition of the contribution made by each of these officers to the negotiation, structuring and consummation of the sale transaction.

      Seven of the Company's largest stockholders, including AREIF, holding approximately 79% of the outstanding shares of Common Stock, have entered into voting agreements with the Jamestown Partnership to vote their shares in favor of the sale transaction.

      Upon consummation of the sale transaction, the Asset Manager will be paid a fee in the amount of $2,000 in consideration for services rendered to the Company in connection with the sale transaction. These services included the Asset Manager's substantial and time-consuming participation in the negotiation and structuring of the sale transaction, its marketing of the 1290 Property, oversight of the building's property tours, management of the Jamestown Partnership's due diligence process, and supervision of the building's property manager in connection with these due diligence activities.

      Upon consummation of the sale transaction, the leasing agreement with the Property Manager/Leasing Agent will be terminated and the Property Manager/Leasing Agent will be entitled to receive, on an accelerated basis, approximately $800 of leasing commissions due to the Property Manager/Leasing Agent under its leasing agreement.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (In thousands, except share information)

      General

      The discussion below relates primarily to the financial condition and results of operations of Metropolis Realty Trust, Inc. (the "Company") for the second quarter of 2002. Stockholders are encouraged to review the consolidated financial statements and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2001 for a more complete understanding of the Company's financial condition and results of operations.

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

      As of June 30, 2002, 13,004,946 shares of common stock were issued and outstanding. The Common Stock of the Company is not listed on any exchange, and the Company does not intend to list the Common Stock on any exchange in the near term.

      The assets and results of operations of the 1290 Property are reported in the consolidated financial statements of the Company using the consolidation method of accounting.

      Sale of the 1290 Property

      On May 7, 2002, the Company entered into a definitive amended and restated agreement to sell all of its interests in the 1290 Property to an affiliate of Jamestown for $745,500, subject to certain adjustments and customary prorations. The consummation of the sale is subject to the approval of the Company's stockholders and certain other closing conditions. The transaction is expected to close during the third quarter of 2002, although there can be no assurance that the transaction will be consummated. If the transaction is consummated, the Company will no longer own any real estate assets and intends to dissolve and distribute its net assets to its stockholders. In connection with the consummation of the sale of the 1290 Property, the Company will be responsible for, among other things, the repayment of the 1290 Mortgage Loan and any costs to unwind the 1290 Swap Agreement. The estimate of the cost to unwind the 1290 Swap Agreement is approximately $11,385 at June 30, 2002, which consists of the fair value of the swap of a liability of $9,955 plus accrued interest thereon of $1,430.

      Results of Discontinued Operations

      The following table summarizes the results of operations for the 1290
Property:

                                      Quarter Ended June 30,      Six Months Ended June 30,
                                      ----------------------      -------------------------
                                        2002         2001           2002            2001
                                      --------     --------       --------        --------
REVENUES:
Base rental income                    $ 20,743     $ 22,216       $ 41,491        $ 43,398
Operating escalation income              1,235        1,108          2,544           2,021
Miscellaneous income                     1,215          394          2,287           1,086
                                      --------     --------       --------        --------
Total revenues                          23,193       23,718         46,322          46,505
                                      --------     --------       --------        --------

OPERATING EXPENSES:
Real estate taxes                        4,495        4,363          8,991           8,726
Operating and maintenance                1,400        1,120          2,737           2,274
Utilities                                2,014        1,995          3,625           4,379
Payroll                                    844          790          1,769           1,638
Management fees                            445          364            911             716
Professional fees                        1,105           88          1,124             103
General and administrative                 169           94            207             145
Bad debt expense                            --        1,269             --           1,269
Depreciation and amortization               --        3,143          2,950           6,203
                                      --------     --------       --------        --------
Total operating expenses                10,472       13,226         22,314          25,453
                                      --------     --------       --------        --------

OTHER ITEMS:
Interest income                            114          296            204             616
Interest expense                       (10,246)     (10,342)       (20,292)        (20,396)
                                      --------     --------       --------        --------
Total other items                      (10,132)     (10,046)       (20,088)        (19,780)
                                      --------     --------       --------        --------

INCOME FROM DISCONTINUED OPERATIONS   $  2,589     $    446       $  3,920        $  1,272
                                      ========     ========       ========        ========

      Quarters Ended June 30, 2002 and 2001

      Base rental income decreased by approximately $1,473 for the quarter ended June 30, 2002 as compared to the same period in the prior year due to the expiration of a lease in September 2001 where a former tenant continued to pay base rental income on space no longer occupied by it. This decrease was partially offset by scheduled rent increases in existing leases.

      Operating escalation income increased by approximately $127 for the quarter ended June 30, 2002 as compared to the quarter ended June 30, 2001. This increase is primarily due to the growth of escalatable operating expense billings in 2002 as compared to 2001.

      Miscellaneous income for the quarter ended June 30, 2002 increased by $821 as compared to the quarter ended June 30, 2001. This increase is due to the expiration of sublease credits previously received by a former tenant in the building which was a reduction to miscellaneous income, and an increase in tenant submetered electric charges in 2002.

      Operating expenses for the quarter ended June 30, 2002 were $10,472, a decrease of 20.8% from the quarter ended June 30, 2001. This decrease was primarily attributable to depreciation and amortization on the real estate assets of the 1290 Property not being recorded since April 1, 2002 as a result of the Company's decision to sell the 1290 Property, as described in Note 1, and to treat the 1290 Property as an asset held for sale. In addition, a decrease in utilities expense was caused by (i) an energy rate cap agreement signed with Con Edison in May 2001, (ii) a material decrease in the cost of steam, and (iii) lower overall energy consumption. These decreases were offset by the following: (x) increases to operating and maintenance expenses due to (i) an increase in repairs and maintenance due to maintenance performed on the cooling tower, (ii) an increase in HVAC repairs and water treatment costs, (iii) an increase in office telephone expense and temporary fees, and (iv) an increase in insurance costs due to a refund received in 2001 that lowered the costs for the quarter, and (y) increases in professional fees due to costs related to the potential sale of the 1290 Property.

      Six Months Ended June 30, 2002 and 2001

      Base rental income decreased by approximately $1,907 for the six months ended June 30, 2002 as compared to the same period in the prior year due to the expiration of a lease in September 2001 where a former tenant continued to pay base rental income on space no longer occupied by it. This decrease was partially offset by scheduled rent increases in existing leases, and the commencement of new leases at higher market rents.

      Operating escalation income increased by approximately $523 for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001. This increase is primarily due to the growth of escalatable operating expense billings in 2002 as compared to 2001.

      Miscellaneous income for the six months ended June 30, 2002 increased by $1,201 as compared to the six months ended June 30, 2001. This increase is due to the expiration of sublease credits previously received by a former tenant in the building which was a reduction to miscellaneous income, and an increase in tenant submetered electric charges in 2002.

      Operating expenses for the six months ended June 30, 2002 were $22,314, a decrease of 12.3% from the six months ended June 30, 2001. The decrease is primarily attributable to depreciation and amortization on the real estate assets of the 1290 Property not being recorded as of April 1, 2002 as a result of the Company's decision to sell the 1290 Property, as described in Note 1, and to treat the 1290 Property as an asset held for sale. This decrease was offset by the following: (x) increases to operating and maintenance expenses due to (i) an increase in repairs and maintenance due to maintenance performed on the cooling tower, (ii) an increase in office computer and software expense, (iii) an increase in office telephone expense and temporary fees, and (iv) an increase in insurance costs due to a refund received in 2001 that lowered the costs for the six months ended June 30, 2001, and (y) increases in professional fees due to costs related to the potential sale of the 1290 Property. In addition, bad debt expense resulting from the write-off of certain tenant receivables acquired from the Company's Predecessors was recorded in June 2001. Bad debt expense has not been incurred in 2002.

      Liquidity and Capital Resources

      During the six months ended June 30, 2002, cash flow from operations totaled $6,907. The Company used this cash flow from operations to fund building and tenant improvements of approximately $111 and leasing costs of approximately $284, and to pay a first quarter dividend of $3,251.

      At June 30, 2002, the Company had unrestricted cash on hand of approximately $14,326 of which $3,251 will be used to pay a second quarter dividend on August 15, 2002 to holders of record of the Company's Common Stock on July 19, 2002. The Company believes that its cash flows from operations are adequate to allow it to fund required interest payments, leasing costs, and pay dividends sufficient for it to retain its REIT status.

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

      In connection with the consummation of the sale of the 1290 Property, the Company will be responsible for, among other things, the repayment of the 1290 Mortgage Loan and any costs to unwind the 1290 Swap Agreement. The estimate of the cost to unwind the 1290 Swap Agreement is approximately $11,385 at June 30, 2002, which consists of the fair value of the swap of a liability of $9,955 plus accrued interest thereon of $1,430.

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

      None.

ITEM 5. Other Information.

      None.

ITEM 6. Exhibits and Reports on Form 8-K

      (a) Exhibits required by Item 601 of Regulation S-K

      2.1 Agreement and Plan of Merger, dated as of May 22, 2002, by and among Metropolis Realty Lower Tier LLC, Metropolis Realty Holdings LLC, and Metropolis Realty Trust, Inc.

      10.1 Amended and Restated Purchase Agreement dated May 7, 2002 between Metropolis Realty Trust, Inc. and Jamestown 1290, L.P.

      99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

      99.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

      99.3 Certificate of Formation of Metropolis Realty Holdings LLC dated as of May 6, 2002

      99.4 Limited Liability Company Agreement of Metropolis Realty Holdings LLC dated as of May 6, 2002

      (b) Reports on Form 8-K

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


                                        METROPOLIS REALTY TRUST, INC.


                                        By: /s/ Lee S. Neibart
                                            ------------------------------------
                                            Name:  Lee S. Neibart
                                            Title: President


                                        By: /s/ Stuart Koenig
                                            ------------------------------------
                                            Name:  Stuart Koenig
                                            Title: Vice President and Treasurer

Dated: August 14, 2002

                                  EXHIBIT INDEX

Exhibit No.       Description
-----------       -----------

2.1 Agreement and Plan of Merger, dated as of May 22, 2002, by and among Metropolis Realty Lower Tier LLC, Metropolis Realty Holdings LLC, and Metropolis Realty Trust, Inc.

10.1 Amended and Restated Purchase Agreement dated May 7, 2002 between Metropolis Realty Trust, Inc. and Jamestown 1290, L.P.

99.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

99.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

99.3 Certificate of Formation of Metropolis Realty Holdings LLC dated May 6, 2002

99.4 Limited Liability Company Agreement of Metropolis Realty Holdings LLC dated as of May 6, 2002